Form 10QSB
period 2007-03-31
Breezer Ventures Inc.
filed 2007-05-11
CIK 1337182

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM - 10QSB

[ X ]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF  THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

or

[   ]              TRANSITION REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from _____________________

Commission File No.

Breezer Ventures Inc.

---------------------------------------------

(Name of small business issuer in its charter)

Nevada	N/A
(State of Incorporation)	(I.R.S. Employer Identification No.)

2416 Main Street, Suite 117, Vancouver, British Columbia, V5T 3E2

---------------------------------------------------------------------------------------------------------

(Address of principal executive offices)

778-838-5617

----------------------------------

(Registrant's telephone number, including area code)

-------------------------

(Former name, address and fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes [ x ]   No  [   ]

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).     Yes [   ]  No [  x  ]

The number of shares of the registrant's common stock, par value $0.001 per share, outstanding as of March 31, 2007 was 7,650,000.

Transitional Small Business Disclosure Format (Check One):  Yes [   ]  No [ x ]

1

  Breezer Ventures Inc.

Table of Contents

Part I - FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)

                Balance Sheet as of March 31, 2007 (Unaudited) and September 30, 2006 (Audited)....................................................................................................4

      Statement of Operations for three months ended March 31, 2007 (Unaudited) and from the inception date May 18 , 2005 to March 31, 2007 (Unauditd)...5

       Statement of Cash Flows for three months ended March 31, 2007 (Unaudited) and from the inception date May 18 , 2005 to March 31, 2007 (Unaudited)...6

2

Part I - FINANCIAL INFORMATION

Breezer Venture Inc.

(A Nevada Corporation)

Balance Sheet

(Unaudited- Prepared by Managment)

(Expressed in US Dollars)

	March 31,	September 30,
	2007	2006
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and Cash Equivalents
	339	733
	339	733

Property Plant and Equipment
Furniture and Equipment (Note 4)	17,500	17,500
Accumulated Amortization	(5,544)	(3,792)

Total Assets	12,295	14,441

LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities
Accounts Payable and Accrued Liabilities	20,000	14,000
Shareholder Loan	4,250	3,500
Total Current Liabilities	24,250	17,500

SHAREHOLDER'S EQUITY

Obligation to issue shares (Note 6)	57,500	57,500
Deficit, accumulated during the exploration stage	(69,455)	(60,559)
Total Stockholder's Equity	(11,955)	(3,059)

TOTAL LIABILITIES AND STOCKHOLDER EQUITY	12,295	14,441

Approved on Behalf of the Board
"Angeni Singh", Director and Chief Executive Officer

See Accompanying Notes

BREEZER VENTURES INC.

(A Nevada Corporation)

Statement of Operations

(Expressed in US Dollars)

(Unaudited - Prepared by Management)

			Inception Date of
	Three Months	Three Months	May 19,
	Ended	Ended	2005 to
	March 31,	March 31,	March 31,
	2007	2006	2007
	(Unaudited)	(Unaudited)
General and Administrative Expenses
Consulting and Professional Fees	-	-	32,160
Training Costs	-	-	5,000
Management Fees	-	-	6,000
Facilities Costs	3,000	3,000	20,000
Amortization Expense	876	876	5,544
Regulatory and Transfer Agent Fees	-	-	425
Bank Charges and Interest	52	27	367
	3,928	3,903

Net Profit (Loss) for the Period	(3,928)	(3,903)

Net Loss per Share
Basic Weighted Average Loss Per Share	0.00	0.00
Fully Diluted Weighted Average Loss Per Share	0.00	0.00

Weighted Average Number of Shares (Basic and Diluted)	7,650,000	7,650,000

See Accompany Notes

BREEZER VENTURES INC.

(A Nevada Corporation)

Statement of Cash Flows

(Expressed in US Dollars)

(Unaudited - Prepared by Management)

	Three Months	Three Months	Inception Date
	Ended	Ended	of May 19, 2005
	March 31,	March 31,	to March 31,
	2007	2006	2007
Cash Provided by (Used for)
Operating Activities
Net Profit (Loss) for the period	(3,928)	(3,903)	(69,455)
Amortization	876	876	5,544
Changes in non-cash working capital items
Accounts Payable and Accrued Liabilities	3,000	3,000	20,000
Cash used for operating activities	(52)	(27)	(43,911)

Cash from Investment Activities
Investment in property, plant, and equipment	-	-	(17,500)

Cash from Financing Activities
Obligation to Issue Shares	-	-	57,500
Loan from Stockholder	-	-	4,250
Cash provided by financing activities	-	-	61,750

Cash increase (decrease) during the period	(52)	(27)	339

Cash, beginning of period	391	279	-
Cash, end of period	339	252	339

See Accompanying notes

BREEZER VENTURES INC.

(A Development Stage Company)

Notes to  the Financial Statements

For the Three Months Ended March 31, 2007

(Expressed in USA Dollars)

(UNAUDITED-Prepared by Management )

Note 1.            INCORPORATION AND OPERATING ACTIVITIES

Breezer Ventures Inc. was incorporated on May 18, 2005, under the laws of the State of Nevada, U.S.A. Operations, as a development stage company started on that date, i.e. 16 May 2005.

At the period end, the Company acquired all the assets of Big-On-Burgers, a fast-food restaurant. The Company intends to utilize the assets acquired from the asset purchase to commence operations as a restaurant that will serve modern Indian cuisine in an upscale dining format.

Note 2    Summary of Significant Accounting Policies

Property, Plant and Equipment
Property, plant and equipment consist of furniture and equipment recorded at cost, with amortization provided over the estimated useful life of the asset, 5 years, straight‑line.

Foreign Currency Translation

Monetary assets and liabilities denominated in foreign currencies are translated into USA dollars at the period end exchange rate, non‑monetary assets are translated at historical exchange rates and all income and expenses are translated at average exchange rates prevailing during the period.  Foreign currency translation adjustments are included in income.

Loss per Share

Loss per share has been calculated based on the weighted average number of shares outstanding.

Fair Value of Financial Instruments

The respective carrying value of certain on‑balance sheet financial instruments approximate their fair values.  These financial statements include cash, receivables, advances receivable, cheques issued in excess of cash, accounts payable and property obligations payable.  Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.  Unless otherwise noted, fair values were assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand.

Use of Estimates

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could materially differ from these estimates.

Reporting on the Costs of Start-Up Activities

Statement of Position 98‑5 (SOP 98‑5), "Reporting on the Costs of Start‑Up Activities," which provides guidance on the financial reporting of start‑up costs and organizational costs, to be expensed as incurred. SOP 98‑5 is effective for fiscal years beginning after 15 December 1998. With the adoption of SOP 98‑5, there has been little or no effect on the Company's financial statements.

Future Income Taxes

The company recognizes income taxes using an asset and liability approach.  Future income tax assets and liabilities are computed annually for differences between the financial statements and bases using enacted tax laws and rates applicable to the periods in which the differences are expressed to affect taxable income.

Year End

The Company has adopted 30 September as its fiscal year end.

Note 3    Going Concern

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, the Company has not commenced its planned principal operations and has generated no revenues.  In order to obtain the necessary capital, the Company is in the process of raising funds from private placement subscriptions.  The Company is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful, without sufficient financing it would be unlikely for the Company to continue as a going concern.

The officer and director is involved in other business activities and may, in the future, become involved in other business opportunities.  If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests.  The Company has not formulated a policy for the resolution of such conflicts.

Note 4    Property, Plant and Equipment

Property, Plant and Equipment consists of furniture and equipment

March 31, 2007
$
Cost	17,500
Accumulated Depreciation	(5,544)
11,956

Note 5    Share Capital

Authorized ‑ 100,000,000 common shares with a par value of $0.001 per share
Issued ‑  None, A total of 7,300,000 shares have been subscribed to, and which have not yet been issued.

Note 6    Obligation to Issue Shares

The company has received $40,000 toward the issuance of 7,300,000 shares.  In addition the company has invested in the assets of Big‑On‑Burgers, a fast food restaurant,. in which consideration is to be given of  $17,500 or 350,000 shares.

Note 7     Income Taxes

The Company has tax losses which may be applied against future taxable income.  The potential tax benefits arising from these loss carry forwards expire between 2003 and 2008 and are recorded in these financial statements as deferred tax assets and liabilities.

Note 8    Related Party Transaction

A director has loaned $2,500 to the Company during the period ended December 31, 2005, which is unsecured, non interest bearing, with no specific terms of repayment.

A director has loaned $1,000 to the Company during the period ended June 30, 2006, which is unsecured, non interest bearing, with no specific terms of repayment.

A director has loaned $750 to the Company during the period ended December 31, 2006, which is unsecured, non interest bearing, with no specific terms of repayment.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information which management of Breezer Ventures Inc. (the "Company") believes to be relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read together with the Company's financial statements and the notes to financial statements, which are included in this report.

Caution about Forward-Looking Statements

This management's discussion and analysis or plan of operation should be read in conjunction with the financial statements and notes thereto of the Company for the quarter ended March 31, 2007. Because of the nature of a relatively new and growing company the reported results will not necessarily reflect the future.

This section includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this prospectus. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

Overview

Breezer Ventures, Inc. was incorporated in the state of Nevada on May 18, 2005. We intend to commence operations as a causal, fine-dining restaurant serving modern, fusion-style Indian cuisine. On September 30, 2005, we signed an asset purchase agreement with Big-On-Burgers Restaurants to purchase the furniture and capital equipment of their restaurant. Our intention is to completely renovate the interior and exterior of the present restaurant in order to convert the current fast food restaurant into our white table cloth restaurant. The address of the restaurant site is 31390 South Fraser Way, Abbotsford, British Columbia. We expect the grand opening of our new restaurant/lounge to occur at the end of September 2007.

Results of Operations

The Company experienced general and administration expenses of $3,928 for the quarter ended March 31, 2007, compared to general and administration expenses of $3,903 for the quarter ended March 31, 2006. The majority of the expenses were related to facilities costs related to the Company's office space, which totaled $3,00.00 for the quarter.

For the quarter ended March 31, 2007, the company experienced a net loss of $3,928, compared to a net loss of $3,903 for the quarter ended March 31, 2006.

Liquidity and Capital Resources

During the three month period ended March 31, 2007, the Company satisfied its working capital needs by using shareholder loans from the Company's sole director. As of March 31, 2007, the Company has cash on hand in the amount of $339. Management does not expect that the current level of cash on hand will be sufficient to fund our operations for the next twelve month period. In the event that additional funds are required to maintain operations, our officers and directors have agreed to advance us sufficient capital to allow us to continue operations. We may also be able to obtain loans from our shareholders, but there are no agreements or understandings in place currently.

We believe we will require additional funding to expand our business and ensure its future profitability. We anticipate that any additional funding will be in the form of equity financing from the sale of our common stock. However, we do not have any arrangements in place for any future equity financing. In the event we are not successful in selling our common stock, we may also seek to obtain short-term loans from our director.

Item 3. Controls and Procedures

(a)      Evaluation of Disclosure Controls and Procedures.

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, as appropriate, to allow timely decisions regarding required disclosure. Our current principal executive officer, who is also our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the quarterly period covered by this report pursuant to Rule 15d-15(b) promulgated under the Exchange Act. Based upon that evaluation, our principal executive and financial officer has concluded that our disclosure controls and procedures were effective in alerting management in a timely fashion to all material information required to be included in our periodic filings with the Commission.

(b)      Changes in Internal Controls.

There were no significant changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II: OTHER INFORMATION

Items 1, 2, 3, 4 , and 5 are inapplicable.

Item 6: Exhibits

(a)   The following exhibit is filed as part of this report:

        31.1  Certification  of Chief  Executive  Officer and Chief Financial Officer  of  Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a).

         32.1 Certification of Chief Financial Officer and Chief Executive Officer of pursuant of Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized May 2, 2007

May 8, 2007	/s/ "Angeni Singh "
Ms. Angeni Singh, President