Form 10QSB
period 2007-06-30
Breezer Ventures Inc.
filed 2007-08-14
CIK 1337182

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM - 10QSB

[ X ]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF  THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

or

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

The number of shares of the registrant's common stock, par value $0.001 per share, outstanding as of June 30, 2007 was 7,650,000.

Transitional Small Business Disclosure Format (Check One):  Yes [   ]  No [ x ]

1

  Breezer Ventures Inc.

Table of Contents

Part I - FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)

                Balance Sheet as of June 30, 2007 (Unaudited) and September 30, 2006 (Audited)....................................................................................................4

      Statement of Operations for three months ended June 30, 2007 (Unaudited) and from the inception date May 18 , 2005 to June 30, 2007 (Unauditd)...5

       Statement of Cash Flows for three months ended June 30, 2007 (Unaudited) and from the inception date May 18 , 2005 to June 30, 2007 (Unaudited)...6

2

Part I - FINANCIAL INFORMATION

Breezer Venture Inc.

(A Nevada Corporation)

Balance Sheet

(Unaudited- Prepared by Managment)

(Expressed in US Dollars)

	June 30,	September 30,
	2007	2006
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and Cash Equivalents
	1,030	733
	1,030	733

Property Plant and Equipment
Furniture and Equipment (Note 4)	17,500	17,500
Accumulated Amortization	(6,420)	(3,792)

Total Assets	12,110	14,441

LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities
Accounts Payable and Accrued Liabilities	10,000	14,000
Shareholder Loan	19,250	3,500
Total Current Liabilities	29,250	17,500

SHAREHOLDER'S EQUITY

Obligation to issue shares (Note 6)	57,500	57,500
Deficit, accumulated during the exploration stage	(74,640)	(60,559)
Total Stockholder's Equity	(17,140)	(3,059)

TOTAL LIABILITIES AND STOCKHOLDER EQUITY	12,110	14,441

Approved on Behalf of the Board
"Angeni Singh", Director and Chief Executive Officer

See Accompanying Notes

BREEZER VENTURES INC.

(A Nevada Corporation)

Statement of Operations

(Expressed in US Dollars)

(Unaudited - Prepared by Management)

			Inception Date of
	Three Months	Three Months	May 19,
	Ended	Ended	2005 to
	June 30,	June 30,	June 30,
	2007	2006	2007
	(Unaudited)	(Unaudited)
General and Administrative Expenses
Consulting and Professional Fees	-	375	32,160
Training Costs	-	-	5,000
Management Fees	-	-	6,000
Facilities Costs	3,000	3,000	23,000
Amortization Expense	876	876	6,420
Regulatory and Transfer Agent Fees	1,275	-	1,700
Bank Charges and Interest	34	115	401
	5,185	4,366

Net Profit (Loss) for the Period	(5,185)	(4,366)

Net Loss per Share
Basic Weighted Average Loss Per Share	0.00	0.00
Fully Diluted Weighted Average Loss Per Share	0.00	0.00

Weighted Average Number of Shares (Basic and Diluted)	7,650,000	7,650,000

See Accompany Notes

BREEZER VENTURES INC.

(A Nevada Corporation)

Statement of Cash Flows

(Expressed in US Dollars)

(Unaudited - Prepared by Management)

	Three Months	Three Months	Inception Date
	Ended	Ended	of May 19, 2005
	June 30,	June 30,	to June 30,
	2007	2006	2007
Cash Provided by (Used for)
Operating Activities
Net Profit (Loss) for the period	(5,185)	(4,366)	(74,640)
Amortization	876	876	6,420
Changes in non-cash working capital items
Accounts Payable and Accrued Liabilities	(10,000)	3,000	10,000
Cash used for operating activities	(14,309)	(490)	(58,220)

Cash from Investment Activities
Investment in property, plant, and equipment	-	-	(17,500)

Cash from Financing Activities
Obligation to Issue Shares	-	1,000	57,500
Loan from Stockholder	15,000	-	19,250
Cash provided by financing activities	-	-	76,750

Cash increase (decrease) during the period	691	510	1,030

Cash, beginning of period	339	252	-
Cash, end of period	1,030	762	1,030

See Accompanying notes

BREEZER VENTURES INC.

(A Development Stage Company)

Notes to  the Financial Statements

For the Three Months Ended June 30, 2007

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

Note 4    Property, Plant and Equipment

Property, Plant and Equipment consists of furniture and equipment

June 30, 2007
$
Cost	17,500
Accumulated Depreciation	(6,420)
11,080

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

A director has loaned $15,000 to the Company during the period ended December 31, 2006, which is unsecured, non interest bearing, with no specific terms of repayment.

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

Caution about Forward-Looking Statements

This management's discussion and analysis or plan of operation should be read in conjunction with the financial statements and notes thereto of the Company for the quarter ended June 30, 2007. Because of the nature of a relatively new and growing company the reported results will not necessarily reflect the future.

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

Results of Operations

The Company experienced general and administration expenses of $5,185 for the quarter ended June 30, 2007, compared to general and administration expenses of $4,366 for the quarter ended June 30, 2006. The majority of the expenses were related to facilities costs related to the Company's office space, which totaled $3,00.00 for the quarter.

For the quarter ended June 30, 2007, the company experienced a net loss of $5,185, compared to a net loss of $4,366 for the quarter ended June 30, 2006.

Liquidity and Capital Resources

During the three month period ended June 30, 2007, the Company satisfied its working capital needs by using shareholder loans from the Company's sole director. As of June 30, 2007, the Company has cash on hand in the amount of $1,030. Management does not expect that the current level of cash on hand will be sufficient to fund our operations for the next twelve month period. In the event that additional funds are required to maintain operations, our officers and directors have agreed to advance us sufficient capital to allow us to continue operations. We may also be able to obtain loans from our shareholders, but there are no agreements or understandings in place currently.

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

Item 6: Exhibits

(a)   The following exhibit is filed as part of this report:

        31.1  Certification  of Chief  Executive  Officer and Chief Financial Officer  of  Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a).

         32.1 Certification of Chief Financial Officer and Chief Executive Officer of pursuant of Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized August 14, 2007

August 14, 2007	/s/ "Angeni Singh "
Ms. Angeni Singh, President