Form 10KSB
period 2007-09-30
Breezer Ventures Inc.
filed 2007-12-31
CIK 1337182

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10 - KSB

(Mark One)

[ x ]    ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Period year ended September 30th, 2007

[    ]    TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ___________________

Commission file number: 333-129229

Breezer Ventures Inc.

----------------------------------------------

(Exact name of small business issuer as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(IRS Employer Number)

Suite 117, 2416 Main Street, Vancouver, British Columbia

----------------------------------------------------------

(Address of principal executive office)

778-838-5617

----------------------------------

(Issuer's telephone number)

N/A

-----------------

(Former name, former address and former fiscal year, if changed since last report)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, $0.001

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.	Yes [ x ]	No [ ]
Check if there is no disclosure of delinquent filers in response to Item 405 Regulation S-B is not containing in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB	[ ]
Indicate by check mark whether the company is a shell company (as defined in Rule12b-2 of the Exchange Act)	Yes [ ]	No [ x ]

State issuer's revenues for its most recent fiscal year - $0

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference as of September 30, 2007 is $26,500.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

As of September 30th, 2007, there are 7,650,000 common shares outstanding.

Transitional Small Business Disclosure Format (Check One): Yes [   ]  No[ x ]

BREEZER VENTURES INC.

FORM 10-KSB

For the Fiscal Year ended September 30, 2007

Table of Contents

Part I

        Item 1.        Description of Business

        Item 2.        Description of Property

        Item 3.        Legal Proceedings

        Item 4.        Submission of Matters to a vote of Security Holders

Part II

        Item 5.        Market for Common Equity and Related Stockholder Matters

        Item 6.        Management's Discussion and Analysis or Plan of Operation

        Item 7.        Financial Statement

        Item 8.        Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

        Item 8A.     Controls and Procedures

        Item 8B.     Other Information

Part III

        Item 9.        Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Ac

        Item 10.      Executive Compensation

        Item 11.      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        Item 12.      Certain Relationships and Related Transactions

        Item 13.      Exhibits

        Item 14.      Principal Accountants Fees and Services

        Signatures

FORWARD LOOKING STATEMENTS

CERTAIN STATEMENTS IN THIS ANNUAL REPORT ON FORM 10-KSB, OR THE "REPORT," ARE "FORWARD-LOOKING STATEMENTS." THESE FORWARD-LOOKING STATEMENTS INCLUDE, BUT ARE  NOT LIMITED TO, STATEMENTS ABOUT THE PLANS, OBJECTIVES, EXPECTATIONS AND INTENTIONS OF BREEZER VENTURES INC., A NEVADA CORPORATION AND OTHER STATEMENTS CONTAINED IN THIS REPORT THAT ARE NOT HISTORICAL FACTS. FORWARD-LOOKING STATEMENTS IN THIS REPORT OR HEREAFTER INCLUDED IN OTHER PUBLICLY AVAILABLE DOCUMENTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION, OR THE "COMMISSION," REPORTS TO OUR SHAREHOLDERS AND OTHER PUBLICLY AVAILABLE STATEMENTS ISSUED OR RELEASED BY US INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH COULD CAUSE OUR ACTUAL RESULTS, PERFORMANCE (FINANCIAL OR OPERATING) OR ACHIEVEMENTS TO DIFFER FROM THE FUTURE RESULTS, PERFORMANCE (FINANCIAL OR OPERATING) OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. SUCH FUTURE RESULTS ARE BASED UPON MANAGEMENT'S BEST ESTIMATES BASED UPON CURRENT CONDITIONS AND THE MOST RECENT RESULTS OF OPERATIONS. WHEN USED IN THIS REPORT, THE WORDS "EXPECT," "ANTICIPATE," "INTEND," "PLAN," "BELIEVE," "SEEK," "ESTIMATE" AND SIMILAR EXPRESSIONS ARE GENERALLY INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS, BECAUSE THESE FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES. THERE ARE IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY THESE FORWARD-LOOKING STATEMENTS, INCLUDING OUR PLANS, OBJECTIVES, EXPECTATIONS AND INTENTIONS AND OTHER FACTORS.

PART I

Item 1.    Description of Business

Breezer Ventures, Inc. was incorporated in the state of Nevada on May 18, 2005. We intend to commence operations as a causal, fine-dining restaurant serving modern, fusion-style Indian cuisine. On September 30, 2005, we signed an asset purchase agreement with Big-On-Burgers Restaurants to purchase the furniture and capital equipment of their restaurant. Our intention is to completely renovate the interior and exterior of the present restaurant in order to convert the current fast food restaurant into our white table cloth restaurant. The address of the restaurant site is 31390 South Fraser Way, Abbotsford, British Columbia. We expect the grand opening of our new restaurant/lounge to occur at the end of February 2008.

We currently have not advanced beyond the business plan state from our inception until the date of this filing. During June and July of 2005, we received initial funding through the sale of common stock to investors. From inception until the date of this filing, we have had no material operating activities. Our current cash balance is $25. We anticipate that our current cash balance will not satisfy our cash needs for the following twelve-month period.

Our principal executive offices are located at Suite 117-2416 Main Street, Vancouver, British Columbia, Canada V5T 3E2 and our telephone number is (778) 838-5617. Our fiscal year end is September 30th.

Item 2:    Description of Property

The Company's headquarters and executive offices are located at Suite 117, 2416 Main Street, Vancouver, British Columbia, V5T 3E2. Our telephone number is 778-838-5617.

Item 3:     Legal Proceedings

There are no existing, pending or threatened legal proceedings involving Breezer Ventures Inc., or against any of our officers or directors as a result of their involvement with the Company.

Item 4:      Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the quarter ended September 30, 2007.

PART II

Item 5:    Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

The Company's Common stock is presently listed on the OTC Bulletin Board under the symbol "BRZV". Our common stock has been listed on the OTC Bulletin Board since September 2007. There is currently no active trading in our common stock and there has been no active trading since our common stock has been listed on the OTC Bulletin Board.

As of September 30, 2007, there were approximately 36 stockholders of record of the Company's Common Stock.

The Company has not paid any cash dividends to date, and it has no intention of paying any cash dividends on its common stock in the foreseeable future. The declaration and payment of dividends is subject to the discretion of its Board of Directors. The timing, amount and form of dividends, if any, will depend on, among other things, results of operations, financial condition, cash requirements and other factors deemed relevant by the Board of Directors.

There are no outstanding options or warrants or convertible securities to purchase our common equity.

The Company has never issued securities under and does not have any equity compensation plan.

Item 6:     Management's Discussion and Analysis or Plan of Operation

The following discussion and analysis provides information which management of Breezer Ventures Inc. (the "Company") believes to be relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read together with the Company's financial statements and the notes to financial statements, which are included in this report.

Overview

Breezer Ventures, Inc. was incorporated in the state of Nevada on May 18, 2005. We intend to commence operations as a casual, fine-dining restaurant serving modern, fusion-style Indian cuisine. On September 30, 2005, we signed an asset purchase agreement with Big-On-Burgers Restaurants to purchase the supplies and capital equipment of their restaurant. Our intention is to completely renovate the interior and exterior of the present restaurant in order to convert the current fast food restaurant into our white table cloth restaurant.. The address of the restaurant site is 31390 South Fraser Way, Abbotsford, British Columbia. We expect the grand opening of our new restaurant/lounge to occur at the end of February 2008.

We currently have not advanced beyond the business plan state from our inception until the date of this filing. During June and July of 2005, we received initial funding through the sale of common stock to investors. From inception until the date of this filing, we have had no material operating activities. Our current cash balance is $25. We anticipate that our current cash balance will not satisfy our cash needs for the following twelve-month period.

Our principal executive offices are located at Suite 117-2416 Main Street, Vancouver, British Columbia, Canada V5T 3E2 and our telephone number is (778) 838-5617. Our fiscal year end is September 30th.

Results of Operations

Revenues

The Company did not generate any revenues for the fiscal period ended September 30, 2007.

General & Administrative Expenses

General and administrative expenses totaled $23,267 for the fiscal period ended September 30, 2007. This is compared to general and administrative expenses totaling $23,688 for the fiscal period ended September 30, 2006. This decrease in general and administrative expenses is largely attributed to fees paid for professional services rendered related to registering the Company's common stock for public sale.

We experienced a net loss of $23,267 for the fiscal period ended September 30, 2007 compared to a net loss of $23,688 for the fiscal period ended September 30, 2006.

Liquidity and Capital Resources

As of September 30, 2007, the Company had cash of $25. Management does not expect that the current level of cash on hand will be sufficient to fund our operation for the next twelve month period. In the event that additional funds are required to maintain operations, our officers and directors have agreed to advance us sufficient capital to allow us to continue operations. We may also be able to obtain loans from our shareholders, but there are no agreements or understandings in place currently.

We believe that we will require additional funding to expand our business and ensure its future profitability. We anticipate that any additional funding will be in the form of equity financing from the sale of our common stock. However, we do not have any agreements in place for any future equity financing. In the event we are not successful in selling our common stock, we may also seek to obtain short-term loans from our director.

Item 7:    Financial Statements

The consolidated financial statements required to be filed pursuant to this Item 7 begin on page F-1 of this report.

Item 8:    Changes and Disagreements With Accountants on Accounting and Financial Disclosure

Previous Independent Accounatnt

The Registrant reports that the Registrant's auditor, Gordon K. W. Gee was dismissed by the Registrant effective December 7, 2007.

Gordon K. W. Gee's reports on the Registrant's financial statements for the fiscal year ended September 30, 2006 and the period from May 18, 2005 (inception) through September 30, 2005 did not contain an adverse opinion or disclaimer of opinion, and were not modified as to uncertainty, audit scope, or accounting principles. However, both reports contained an explanatory paragraph disclosing the uncertainty regarding the ability of the Company to continue as a going concern.

The decision to dismiss Gordon K. W. Gee as the Registrant's certifying accountants was approved by the board of directors of the Registrant on December 7, 2007.

In connection with the audits of the Compnay's financial statements for the year ended September 30, 2007 and the period from May 18, 2005 (inception) to September 30, 2005 and any subsequent interim period through the date of dismissal, there were no disagreements, resolved or not, with Gordon K. W. Gee on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of Gordon K. W. Gee, would have caused them to make reference to the subject matter of the disagreement(s) in connection with the reports on the Company's financial statements.

Engagement of McElravy, Kinchen & Associates, PC as the Registrant's Independent Accountant.

On December 7, 2007, the Registrant's board of directors recommended and approved the engagement of McElravy, Kinchen & Associates, PC, as its independent accountant to audit the Registrant's financial statements for its fiscal year ended September 30, 2007.

During the years ended September 30, 2007 and the period from May 18, 2005 (inception) through September 30, 2005 and the subsequent interim period ended June 30, 2007, and through the date of the firm's engagement the Registrant did not consult with McElravy with regard to:

the applicaiton of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on Registrant's financial statements; or

any matter that was either the subject of a disagreement or a reportable event (as described in Item 304(a) (1) (iv) of Reguatlion S-B.

The Registrant has provided Gordon K. W. Gee with a copy of the disclosures it is making in resposee to this Item. The Registrant has requested Gordon K. W. Gee to furnish a letter addressed to the Commission stating whether it agrees witht he statements made by the Registrant in above and, if not, stating the respects in which Gordon K. W. Gee does not agree. The Registrant has filed the letter as exhibit 16 to its current report as filed with the SEC on December 10, 2007.

Item 8A: Controls and Procedures

Evaluation of disclosure controls and procedures. As of September 30, 2007, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the date of filing this annual report applicable for the period covered by this report.

Changes in internal controls. During the period covered by this report, no changes occurred in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 8B: Other Information

None

Item 9:    Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Officers and Directors

Each of our directors serves until his or her successor is elected and qualified. Each of our officers is elected by the board of directors to a term of one (1) year and serves until his or her successor is duly elected and qualified, or until he or she is removed from office. The board of directors has no nominating, auditing or compensation committees.

The name, age, and position of our present officers and directors are set forth below:

Name	Age	Position Held
Angeni Singh	22	President, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer, Treasurer, Secretary, and Director

Each director serves until our next annual meeting of the stockholders or unless they resign earlier. The Board of Directors elects officers and their terms of office are at the discretion of the Board of Directors.

Background of officers and directors

Angeni Singh has been our president, principal executive officer, principal financial officer, principal accounting officer, treasurer and a director since May 18, 2005.

Ms. Singh has a strong working background in retail sales and management. From 2000 to 2003, Ms. Singh was employed in the role of Manager at a Chevron gas station in Vancouver, Canada. Currently, Ms. Singh acts as a part time Office Manager at a Laser Spa Treatment center and as a Consultant for Corporate Dynamics in Vancouver, Canada.

Ms. Singh educational background also has prepared her for retail management, as she has received a post secondary education specializing in the field of hospitality and tourism from the Vancouver School Board.

Audit Committee Financial Expert

We do not have an audit committee financial expert. We do not have an audit committee financial expert because we believe the cost related to retaining a financial expert at this time is prohibitive. Further, because we are only beginning our commercial operations, at the present time, we believe the services of a financial expert are not warranted.

Conflicts of Interest

The only conflict that we foresee is that our officers and directors devote time to projects that do not involve us.

SECTION 16(A) BENEFICIAL OWNER REPORTING COMPLIANCE

Section 16(a) of the Securities and Exchange Act of 1934 requires that the Company's directors, executive officers, and persons who own more than 10% of registered class of the Company's equity securities, or file with the Securities and Exchange Commission (SEC), initial reports of ownership and report of changes in ownership of common stock and other equity securities of the Company. Officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports they file. As of the fiscal year ending September 30, 2007, Form 3 reports were not timely filed by Angeni Singh the Company's President.

Code of Ethics

The Company has adopted code of ethics for all of the employees, directors and officers which is attached to this Annual Report as Exhibit 14.1.

Item 10:    Executive Compensation

The following table sets forth information with respect to compensation paid by us to our officers and directors during the four most recent fiscal years. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.

Summary Compensation Table
					Long Term Compensation
	Annual Compensation				Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principal Position (1)	Year	Salary($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options/SARSs (#)	LTIP Payouts ($)	All Other Compensation ($)
Angeni Singh	2007	0	0	0	0	0	0	0
President, Treasurer, Secretary, and Director	2006	0	0	0	0	0	0	0

[1]     All compensation received by the officers and directors has been disclosed.

Option/SAR Grants

There are no stock option, retirement, pension, or profit sharing plans for the benefit of our officers and directors.

Long-Term Incentive Plan Awards

We do not have any long-term incentive plans.

Compensation of Directors

We do not have any plans to pay our directors any money.

Indemnification

Under our Articles of Incorporation and Bylaws of the corporation, we may indemnify an officer or director who is made a party to any proceeding, including a law suit, because of his position, if he acted in good faith and in a manner he reasonably believed to be in our best interest. We may advance expenses incurred in defending a proceeding. To the extent that the officer or director is successful on the merits in a proceeding as to which he is to be indemnified, we must indemnify him against all expenses incurred, including attorney's fees. With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officer or director is judged liable, only by a court order. The indemnification is intended to be to the fullest extent permitted by the laws of the State of Nevada.

Regarding indemnification for liabilities arising under the Securities Act of 1933, which may be permitted to directors or officers under Nevada law, we are informed that, in the opinion of the Securities and Exchange Commission, indemnification is against public policy, as expressed in the Act and is, therefore, unenforceable.

Item 11: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of the date of this prospectus, the total number of shares owned beneficially by each of our directors, officers and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The table also reflects what their ownership will be assuming completion of the sale of all shares in this offering. The stockholders listed below have direct ownership of his/her shares and possess sole voting and dispositive power with respect to the shares. The address for each person is our address at Suite 117, 2416 Main Street, Vancouver, British Columbia, Canada, V5T 3E2.

Name of Beneficial Owner	Direct Amount of Beneficial Owner	Position	Percent of Class
Angeni Singh	5,000,000	President, Principal Executive Officer, Principal , Principal Accounting Officer, Treasurer, Secretary, and Director	65.36%
All officers and directors as a Group (1 person)			65.36%

Securities authorized for issuance under equity compensation plans.

We have no equity compensation plans.

Item 12: Certain Relationships and Related Transactions

We issued 5,000,000 shares of common stock to Angeni Singh, our president and a member of the board of directors in June 2005, in consideration of $5,000.

Item 13: Exhibits

Exhibit No.                              Description

3.1*                                         Articles of Incorporation of the Company (incorporated by reference to the Form SB-2 filed with the Securities and Exchange Commission on October 25, 2005)

3.2*                                         Bylaws of the Company (incorporated by reference to the Form SB-2 filed with the Securities and Exchange Commission on October 25, 2005)

10.1*                                       Asset Purchase Agreement (incorporated by reference to the Form SB-2 filed with the Securities and Exchange Commission on October 25, 2005)

14                                            Code of Ethics

31                                            Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934 as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32                                           Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Item 14: Principal Accountant Fees and Services

1) Audit Fees

The aggregate fees billed for the last two fiscal years for professional services rendered by the principal accountant for the audit of the Company's annual financial statements and review of financial statements included in the Company's Form 10-QSBs or services that are normally provided by the accountant in connection with statutory and regulatory engagements for those fiscal years was:

2007 - $3,300          McElravy, Kinchen & Associates

2006 - $3,660          Gordon K.W. Gee, Chartered Accountants

2) Audit - Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported in the preceding paragraph:

2007 - $0                     McElravy, Kinchen & Associates

2006 - $0                     Gordon K.W. Gee, Chartered Accountants

3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2007 - $0                     McElravy, Kinchen & Associates

2006 - $0                    Gordon K.W. Gee, Chartered Accountants

4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2007 - $0                     McElravy, Kinchen & Associates

2006 - $0                     Gordon K.W. Gee, Chartered Accountants

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 29th day of December, 2007

Breezer Ventures Inc.

(Registrant)

By: /s/ Angeni Singh

Angeni Singh

President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Angeni Singh	President, CEO, CFO, Secretary, Treasurer and Director	December 29, 2007
Angeni Singh

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Balance Sheet for the years ended September 30, 2007                                                            F-2

Statement of Operations for the years ended September 30, 2007 and the period from May 18, 2005 (inception) through September 30, 2007                              F-3

Statement of Cash Flows for the years ended September30, 2007 and the period from May 18, 2005 (inception) through September 30, 2007                            F-4

Statement of Shareholder's Equity for the period from May 18, 2005 (inception) through September 30, 2007                                                                               F-5

Notes to Financial Statements                                                                                                     F-6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Breezer Ventures Inc.

We have audited the accompanying balance sheet of Breezer Ventures Inc. (a development stage company) as of September 30, 2007, and the related statements of operations, changes in stockholders' equity (deficit), and cash flows for the year then ended. The financial statements for the period May 18, 2005 (inception) through September 30, 2006, were audited by other auditors whose reports expressed unqualified opinions on those statements. The consolidated financial statements for the period May 18, 2005 (inception) through September 30, 2006, include total revenues of $0 and a net loss of $60,559. Our opinion on the consolidated statements of expenses, stockholders' deficit and cash flows for the period May 18, 2005 (inception) through September 30, 2006, insofar as it relates to amounts for prior periods through September 30, 2006, is based solely on the reports of other auditors. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Breezer Ventures Inc. as of September 30, 2007, and the results of its operations, changes in stockholders' equity (deficit) and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ McElravy, Kinchen & Associates, P.C.

www.mkacpas.com

Houston, Texas

December 26, 2007

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Breezer Ventures Inc.:

I have audited the accompanying  balance sheet of Breezer Ventures Inc. as at 30 September 2006 and the related  statements of operations and deficit, cash flow and changes in shareholder's equity and comprehensive income for the period then ended. These financial statements are the responsibility of the company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I have conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  I believe that my audit provides a reasonable basis for my opinion.

In my opinion, these financial statements present fairly, in all material respects, the financial position of   Breezer Ventures Inc. as at 30 September 2006 and the results of the operations and cash flow of the company for the period then ended, in conformity with generally accepted accounting principles accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.   As discussed in Note 2 to the financial statements, the Company has had limited operations and have not commenced planned principal operations.  This raises substantial doubt about its ability to continue as a going concern.  Management's plan in regard to these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Vancouver, BC, Canada	/s/ "Gordon K.W. Gee"
December 27, 2007	CHARTERED ACCOUNTANT

Breezer Ventures Inc.

(A Development Stage Company)

Balance Sheet

As of September 30, 2007

ASSETS
Current Assets
Cash and cash equivalents	$ 25
Total Current Assets	25

Property, Plant and Equipment
Furniture and Equipment	17,500
Accumulated Depreciation	(7,296)
Property, Plant and Equipment, net	10,204

Total Assets	$ 10,229

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued liabilities	$ 16,250
Advances from related party	19,250
Total Current Liabilities	35,500

Stockholder's Deficit
Preferred Stock, $0.001 par value, 50,000,000 shares authorized, None issued and outstanding
Common Stock, $0.001 par value, 100,000,000 shares authorized
7,650,000 issued and outstanding	7,650
Additional paid in capital	50,905
Deficit, accumulated during the development stage	(83,826)
Total Stockholders' Deficit	(25,271)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 10,229

Approved on behalf of the Board
"Angeni Singh", Director and Chief Executive Officer
See accompanying summary of accounting policies and notes to financial statements

F-2

Breezer Ventures Inc.

(A Development Stage Company)

Statement of Operations

For the Years Ended September 30, 2007 and 2006 and the Period from May 18, 2005 (Inception) Through September 30, 2007

			May 18, 2005
	For the Year Ended		(Inception) to
	September 30,		September 30,
	2007	2006	2007

General and Administrative Expenses
Consulting and Professional Fees	$ 4,310	$ 3,660	$ 35,370
Training Costs	-	-	5,000
Management Fees	-	4,000	6,000
Rent	12,000	12,000	26,000
Depreciation	3,504	3,500	7,296
Other	2,398	528	3,105
Interest	1,055	-	1,055
	23,267	23,688	83,826
Net Loss for the Period	$ (23,267)	$ (23,688)	$ (83,826)

Net Loss per Common Share	$ (0.00)	$ (0.00)
Basic and diluted

Per Share Information:
Weighted Average Number of Common Stock	7,650,000	7,650,000
Shares Outstanding - Basic and Diluted
See accompanying summary of accounting policies and notes to financial statements

F-3

Breezer Ventures Inc.

(A Development Stage Company)

Statement of Cash Flows

For the Years Ended September 30, 2007 and 2006 and the Period from May 18, 2005 (Inception) Through September 30, 2007

			May 18, 2005
	For the Year Ended		(Inception) to
	September 30,		September 30,
	2007	2006	2007

Cash Flows from Operating Activities
Net Loss for the Period	$ (23,267)	$ (23,688)	$ (83,826)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	3,504	3,500	7,296
Imputed interest on shareholder advances	1,055	-	1,055
Changes in:
Accounts payable and accrued liabilities	2,250	10,500	16,250
Net Cash Flow Used in Operations	(16,458)	(9,688)	(59,225)

Cash Flows from Investing Activities
Purchase of assets	-	-	(17,500)
Net Cash Flows Used in Investing Activities	-	-	(17,500)

Cash Flows from Financing Activities
Advances from Related Party	15,750	3,500	19,250
Issuance of common stock	-	-	57,500
Net Cash Flows Provided by Financing Activities	15,750	3,500	76,750

Net Increase (Decrease) in Cash	(708)	(6,188)	25

Cash and Cash Equivalents, Beginning of Period	733	6,920	-
Cash and Cash Equivalents, End of Period	$ 25	$ 733	$ 25

Supplementary Information
Interest Paid	-	-	-
Taxes Paid	-	-	-

See accompanying summary of accounting policies and notes to financial statements

F-4

Breezer Ventures Inc.

(A Development Stage Comapany)

Statement of Stockholders' Equity

From May 18, 2005 (Inception) through September 30, 2007

	Common
	Shares	Amount	Additional Paid-In-Capital	Deficit Accumulated During Development Stage	Total Stockholders Equity (Deficit)
Inception, May 18, 2005	-	$ -	$ -	$ -	$ -

Founder's shares issued	5,000,000	5,000	-	-	5,000
Shares issued for cash	2,650,000	2,650	49,850	-	52,500

Net Loss for the period	-	-	-	(36,871)	(36,871)
Balances, September 30, 2005	7,650,000	7,650	49,850	(36,871)	20,629

Net Loss for the year	-	-	-	(23,668)	(23,668)
Balance September 30, 2006	7,650,000	7,650	49,850	(60,559)	(3,059)

Imputed interest on shareholder advances	-	-	1,055	-	1,055
Net Loss for the year	-	-	-	(23,267)	(23,267)
Balance September 30, 2007	7,650,000	7,650	50,905	(83,826)	(25,271)

F-5

Breezer Ventures Inc.

Notes to Financial Statements

(A Development Stage Company)

Note 1.            Summary of Significant Accounting Policies

Breezer Ventures Inc. was incorporated on May 18, 2005, under the laws of the State of Nevada, as a development stage company.

At the period end, the Company acquired all the assets of Big-On-Burgers, a fast-food restaurant. The Company intends to utilize the assets acquired from the asset purchase to commence operations as a restaurant that will serve modern Indian cuisine in an upscale dining format.

Basis of Presentation

The Company follows accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the periods presented have been reflected herein.

Revenue Recognition

Revenue is recognized when it is realized or realizable and earned. Breezer considers revenue realized or realizable and earned when persuasive evidence of an arrangement exists, services have been provided, and collectability is reasonably assured. Revenue that is billed in advance such as recurring weekly or monthly services are initially deferred and recognized as revenue over the period the services are provided.

Use of Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of September 30, 2007, there were no cash equivalents.

Development Stage Company

The Company complies with Statement of Financial Accounting Standard ("SFAS") No. 7 and the Securities and Exchange Commission Exchange Act 7 for its characterization of the Company as development stage.

Impairment of Long Lived Assets

Long-lived assets are reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long- lived Assets". Under SFAS No. 144, long-lived assets are tested for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. An impairment charge is recognized or the amount, if any, which the carrying value of the asset exceeds the fair value.

Foreign Currency Translation

The Company   is located and operating outside of the United States of America. It maintains its accounting records in U.S. Dollars, as follows:

At the transaction date, each asset, liability, revenue, and expense is translated into U.S. dollars by the use of exchange rates in effect at that date. At the period end, monetary assets and liabilities are remeasured by using the exchange rate in effect at that date. The resulting foreign exchange gains and losses are included in operations.

The Company's currency exposure is insignificant and immaterial and we do not use derivative instruments to reduce its potential exposure to foreign currency risk.

Fair Value of Financial Instruments

Financial instruments, including cash, receivables, accounts payable, and notes payable are carried at amounts which reasonably approximate their fair value due to the short-term nature of these amounts or due to variable rates of interest which are consistent with market rates.  No adjustments have been made in the current period.

Income Taxes

The Company accounts for income taxes under the Financial Accounting Standards Board of Financial Accounting Standard No. 109, "Accounting for Income Taxes" ("Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There was no current or deferred income tax expense or benefits for the periods ending September 30, 2007.

Basic and Diluted Net Loss Per Common Share

Basic and diluted net loss per share calculations are calculated on the basis of the weighted average number of common shares outstanding during the year. The per share amounts include the dilutive effect of common stock equivalents in years with net income. Basic and diluted loss per share is the same due to the anti dilutive nature of potential common stock equivalents.

Stock Based Compensation

The Company accounts for stock-based employee compensation arrangements using the fair value method in accordance with the provisions of Statement of Financial Accounting Standards no.123(R) or SFAS No. 123(R), Share-Based Payments, and Staff Accounting Bulletin No. 107, or SAB 107, Share-Based Payments.  The company accounts for the stock options issued to non-employees in accordance with the provisions of Statement of Financial Accounting Standards No. 123, or SFAS No. 123, Accounting for Stock-Based Compensation, and Emerging Issues Task Force No. 96-18, Accounting for Equity Instruments with Variable Terms That Are Issued for Consideration other Than Employee Services under FASB Statement no. 123.

The Company did not grant any stock options during the period ended September 30, 2007.

Recent Accounting Pronouncements

Breezer does not expect the adoption of recently issued accounting pronouncements to have a significant impact on its results of operations, financial position or cash flow.

Note 2    Going Concern

Breezer's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. Since inception, the Company has accumulated losses aggregating to $83,826 and has insufficient working capital to meet operating needs for the next twelve months as of September 30, 2007, all of which raise substantial doubt about Breezer's ability to continue as a going concern.

Note 3    Property, Plant and Equipment

Property, Plant and Equipment consists of furniture and equipment which is being depreciated over 5 years.

2007
Cost	17,500
Accumulated Depreciation	(7,296)
10,204

Note 4     Income Taxes

The Company has tax losses which may be applied against future taxable income.  The potential tax benefits arising from these loss carry forwards expire between 2025 and 2027 and are offset by a valuation allowance due to the uncertainty of profitable operations in the future. The net operating loss carryforward was $83,826 at September 30, 2007.

Note 5    Related Party Transaction

A director loaned $750 to the Company during the period ended December 31, 2006, which is unsecured, non interest bearing, with no specific terms of repayment.

A director loaned $15,000 to the Company during the period ended  June 30, 2007, which is unsecured, non interest bearing, with no specific terms of repayment.

Imputed interest at 8% in the amount of $1,055 has been included as an increase to additional paid in capital.