Form 10QSB
period 2007-12-31
Breezer Ventures Inc.
filed 2008-02-04
CIK 1337182

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM - 10QSB

[ X ]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF  THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

or

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

The number of shares of the registrant's common stock, par value $0.001 per share, outstanding as of January 31, 2008 was 7,650,000.

Transitional Small Business Disclosure Format (Check One):  Yes [   ]  No [ x ]

1

  Breezer Ventures Inc.

Table of Contents

Part I - FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)

               Balance Sheets as of December 31, 2007 (Unaudited) and September 30, 2007 (Audited)....................................................................................................3

     Statements of Operations for three months ended December 31, 2007 and 2006 (Unaudited) and from the inception date May 18 , 2005 to December 31, 2007 (Unaudited)...4

     Statements of Cash Flows for three months ended December 31, 2007 and 2006 (Unaudited) and from the inception date May 18 , 2005 to December 31, 2007 (Unaudited)...5

2

Part I - FINANCIAL INFORMATION

Item 1.    Financial Statements

Breezer Venture Inc.

(A Development Stage Company)

Balance Sheets

(Unaudited)

	December 31,	September 30,
	2007	2007

ASSETS
Current Assets
Cash and Cash Equivalents
	$ 35	$ 25
Total Current Assets	35	25

Property Plant and Equipment
Furniture and Equipment, net of accumulated depreciation
of $8,172 and $7,296, respectively	9,328	10,204

Total Assets	$ 9,363	$ 10,229

LIABILITIES AND STOCKHOLDER'S DEFICIT
Current Liabilities
Accounts Payable and Accrued Liabilities	$ 17,450	$ 16,250
Shareholder Loan	21,250	19,250
Total Current Liabilities	38,700	35,500

Stockholder's Deficit
Preferred stock, $.001 par value, 50,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $.001 par value, 50,000,000 shares authorized, 7,650,000 shares issued and outstanding at December 31, 2007 and September 30, 2007, respectively	7,650	7,650
Additional Paid In Capital	51,320	50,905
Deficit accumulated during the exploration stage	(88,307)	(83,826)
Total Stockholder's Deficit	(29,337)	(25,271)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 9,363	$ 10,229

The accompanying notes are an integral part of these unaudited financial statements.

BREEZER VENTURES INC.

(A Development Stage Company)

Statements of Operations

Three Months Ended December 31, 2007 and 2006 and the Period From

May 18, 2005 (Inception) through December 31, 2007

(Unaudited)

			Inception Date of
	Three Months	Three Months	May 18,
	Ended	Ended	2005 to
	December 31,	December 31,	December 31,
	2007	2006	2007

General and Administrative Expenses
Consulting and Professional Fees	$ -	$ 100	$ 35,370
Training Costs	-	-	5,000
Management Fees	-	3,000	6,000
Rent	3,000	3,000	29,000
Depreciation	876	876	8,172
Other expenses	190	81	3,295
Interest expenses	415	-	1,470
Operating Expenses	4,481	7,057	88,307

Net Loss for the Period	$ (4,481)	$ (7,057)	$ (88,307)

Basic and diluted loss per share	$ (0.00)	$ (0.00)
Weighted Average Number of Shares outstanding - Basic and Diluted	7,650,000	4,410,625

The accompanying notes are an integral part of these unaudited financial statements.

BREEZER VENTURES INC.

(A Development Stage Company)

Statements of Cash Flows

Three Months Ended December 31, 2007 and 2006 and the Period From

May 18, 2005 (Inception) through December 31, 2007

(Unaudited)

			Inception Date of
	Three Months	Three Months	May 18,
	Ended	Ended	2005 to
	December 31,	December 31,	December 31,
	2007	2006	2007
Cash Flows from Operating Activities

Net Loss	$ (4,481)	$ (7,057)	$ (88,307)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	876	876	8,172
Imputed interest on shareholder loan	415	-	1,470
Changes in:
Accounts Payable and Accrued Liabilities	1,200	(2,210)	17,450
Net cash used for operating activities	(1,990)	(8,391)	(61,215)

Cash Flows from Investment Activities
Purchase of Fixed Assets	-	-	(17,500)
Net Cash used in investing activities	-	-	(17,500)

Cash Flows from Financing Activities
Proceeds from shareholder loan	2,000	2,500	21,250
Capital issued	-	-	57,500
Net cash provided by financing activities	2,000	2,500	78,750

Net change in Cash	10	(5,891)	35

Cash, beginning of period	25	6,170	-
Cash, end of period	$ 35	$ 279	$ 35

Supplemental Disclosure of Cash Flows Information
Cash paid for interest	$ -	$ -	$ -
Cash paid for income taxes	$ -	$ -	$ -

The accompanying notes are an integral part of these unaudited financial statements.

Breezer Ventures, Inc.

(A Development Stage Company)

Notes to Financial Statements

(unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Breezer Ventures, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with Breezer's audited 2007 annual financial statements and notes thereto filed with the SEC on form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the result of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements, which would substantially duplicate the disclosure required in Breezer's 2007 annual financial statements have been omitted.

NOTE 2 - GOING CONCERN

Breezer's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. Since inception, the Company has accumulated losses aggregating to $88,307 and has insufficient working capital to meet operating needs for the next twelve months as of December 31, 2007, all of which raise substantial doubt about Breezer's ability to continue as a going concern.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Some of the statements contained in this quarterly report of Breezer Ventures, Inc., a Nevada corporation (hereinafter referred to as "we", "us", "our", "Company" and the "Registrant") discuss future expectations, contain projections of our plan of operation or financial condition or state other forward-looking information. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They use of words such as "anticipate," "estimate," "expect," "project," "intend," "plan," "believe," and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. From time to time, we also may provide forward-looking statements in other materials we release to the public.

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

Results of Operations

The Company experienced general and administration expenses of $4,481 for the quarter ended December 31, 2007, compared to general and administration expenses of $7,057 for the quarter ended December 31, 2006. The majority of the expenses were related to facilities costs related to the Company's office space, which totaled $3,000 for the quarter.

For the quarter ended December 31, 2007, the company experienced a net loss of $4,481 compared to a net loss of $7,057 for the quarter ended December 31, 2006.

Liquidity and Capital Resources

During the three month period ended December 31, 2007, the Company satisfied its working capital needs by using shareholder loans from the Company's sole director. As of December 31, 2007, the Company has cash on hand in the amount of $35. Management does not expect that the current level of cash on hand will be sufficient to fund our operations for the next twelve month period. In the event that additional funds are required to maintain operations, our officers and directors have agreed to advance us sufficient capital to allow us to continue operations. We may also be able to obtain loans from our shareholders, but there are no agreements or understandings in place currently.

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

Item 6: Exhibits

(a)   The following exhibit is filed as part of this report:

        31.1  Certification  of Chief  Executive  Officer and Chief Financial Officer  of  Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a).

         32.1 Certification of Chief Financial Officer and Chief Executive Officer of pursuant of Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized February 4, 2008

February 4, 2008	/s/ "Angeni Singh "
Ms. Angeni Singh, President

EXHIBIT INDEX

Exhibit	Item
31.1	Certification of Principal Executive and Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002