Form 10QSB
period 2008-03-31
Breezer Ventures Inc.
filed 2008-04-29
CIK 1337182

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM - 10QSB

[ X ]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF  THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

or

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

The number of shares of the registrant's common stock, par value $0.001 per share, outstanding as of March 31, 2008 was 7,650,000.

Transitional Small Business Disclosure Format (Check One):  Yes [   ]  No [ x ]

1

  Breezer Ventures Inc.

Table of Contents

Part I - FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)

               Balance Sheets as of March 28, 2008 (Unaudited) and September 30, 2007 .....................................................................................................3

     Statements of Operations for three months ended March 31, 2008 and 2007 (Unaudited) and from the inception date May 18 , 2005 to March 31, 2008 (Unaudited)...4

     Statements of Cash Flows for three months ended March 31, 2008 and 2007 (Unaudited) and from the inception date May 18 , 2005 to March 31, 2008 (Unaudited)...5

2

Part I - FINANCIAL INFORMATION

Item 1.    Financial Statements

Breezer Venture Inc.

(A Development Stage Company)

Balance Sheets

(Unaudited)

	March 31,	September 30,
	2008	2007

ASSETS
Current Assets
Cash and Cash Equivalents
	$ 200	$ 25
Total Current Assets	200	25

Property Plant and Equipment
Furniture and Equipment, net of accumulated depreciation
of $9,048 and $7,296, respectively	8,452	10,204

Total Assets	$ 8,652	$ 10,229

LIABILITIES AND STOCKHOLDER'S DEFICIT
Current Liabilities
Accounts Payable and Accrued Liabilities	$ 21,950	$ 16,250
Shareholder Loan	22,950	19,250
Total Current Liabilities	44,900	35,500

Stockholder's Deficit
Preferred stock, $.001 par value, 50,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $.001 par value, 50,000,000 shares authorized, 7,650,000 shares issued and outstanding at March 31, 2007 and September 30, 2007, respectively	7,650	7,650
Additional Paid In Capital	51,735	50,905
Deficit accumulated during the exploration stage	(95,633)	(83,826)
Total Stockholder's Deficit	(36,248)	(25,271)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 8,652	$ 10,229

The accompanying notes are an integral part of these unaudited financial statements.

BREEZER VENTURES INC.

(A Development Stage Company)

Statements of Operations

Three Months Ended March 31, 2008 and 2007 and the Period From

May 18, 2005 (Inception) through March 31, 2008

(Unaudited)

					Inception Date of
	Three Months		Six Months		May 18,
	Ended		Ended		2005 to
	March 31,		March 31,		March 31,
	2008	2007	2008	2007	2008

General and Administrative Expenses
Consulting and Professional Fees	$ 3,000	$ -	$ 3,000	$ -	$ 38,370
Training Costs	-	-	-	-	5,000
Management Fees	-	-	-	-	6,000
Rent	3,000	3,000	6,000	6,000	32,000
Depreciation	876	876	1,752	1,752	9,048
Other expenses	35	52	225	1,144	3,330
Interest expenses	415	-	830	-	1,885
Net Loss for the Period	$ (7,326)	$ (3,928)	$ (11,807)	$ (8,896)	$ (95,633)

Basic and diluted loss per share	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)
Weighted Average Number of Shares outstanding - Basic and Diluted	7,650,000	7,650,000	7,650,000	7,650,000

The accompanying notes are an integral part of these unaudited financial statements.

BREEZER VENTURES INC.

(A Development Stage Company)

Statements of Cash Flows

Three Months Ended March 31, 2008 and 2007 and the Period From

May 18, 2005 (Inception) through March 31, 2008

(Unaudited)

			Inception Date of
	Six Months		May 18,
	Ended		2005 to
	March 31,		March 31,
	2008	2007	2008
Cash Flows from Operating Activities

Net Loss	$ (11,807)	$ (8,896)	$ (95,633)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	1,752	1,752	9,048
Imputed interest on shareholder loan	830	-	1,885
Changes in:
Accounts Payable and Accrued Liabilities	5,700	6,000	21,950
Net cash used for operating activities	(3,525)	(1,144)	(62,750)

Cash Flows from Investment Activities
Purchase of Fixed Assets	-	-	(17,500)
Net Cash used in investing activities	-	-	(17,500)

Cash Flows from Financing Activities
Proceeds from shareholder loan	3,700	750	22,950
Capital issued	-	-	57,500
Net cash provided by financing activities	3,700	750	80,450

Net change in Cash	175	(394)	200

Cash, beginning of period	25	733	-
Cash, end of period	$ 200	$ 339	$ 200

Supplemental Disclosure of Cash Flows Information
Cash paid for interest	$ -	$ -	$ -
Cash paid for income taxes	$ -	$ -	$ -

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

NOTE 2 - GOING CONCERN

Breezer's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. Since inception, the Company has accumulated losses aggregating to $95,633 and has insufficient working capital to meet operating needs for the next twelve months as of March 31, 2008, all of which raise substantial doubt about Breezer's ability to continue as a going concern.

 NOTE 5    RELATED PARTY TRANSACTION

A director loaned $3,700 to the Company during the period ended  March 31, 2008, which is unsecured, non interest bearing, with no specific terms of repayment. The amount due the director is $22,950 and $19,250 at March 31, 2008 and September 30, 2007, respectively.

Imputed interest at 8% in the amount of $415 has been included as an increase to additional paid in capital for the six months ended March 31, 2008.

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

The following discussion should be read along with our financial statements as of March 31, 2008, which are included in another section of this document and with our Form 10-KSB as of September 30, 2007 which contains a more detailed discussion of our plan. This discussion contains forward-looking statements about our expectations for our business and financial needs. These expectations are subject to a variety of uncertainties and risks that may cause actual results to vary significantly from our expectations. The cautionary statements made in our Report on Form 10-KSB should be read as applying to all forward-looking statements in any part of this report.

Overview

Breezer Ventures, Inc. was incorporated in the state of Nevada on May 18, 2005. We intend to commence operations as a causal, fine-dining restaurant serving modern, fusion-style Indian cuisine. On September 30, 2005, we signed an asset purchase agreement with Big-On-Burgers Restaurants to purchase the furniture and capital equipment of their restaurant. Our intention is to completely renovate the interior and exterior of the present restaurant in order to convert the current fast food restaurant into our white table cloth restaurant. The address of the restaurant site is 31390 South Fraser Way, Abbotsford, British Columbia. We expect the grand opening of our new restaurant/lounge to occur at the end of June 2008.

Results of Operations

The Company experienced general and administration expenses of $11,807 for the six months ended March 31, 2008, compared to general and administration expenses of $8,896 for the six months ended March 31, 2007. The increase in expenses was related to professional fees incurred by the Company to maintain its status as a publicly reporting company, which totaled $3,000 for the quarter.

For the six months ended March 31, 2008, the company experienced a net loss of $11,807 compared to a net loss of $8,896 for the six months ended March 31, 2007.

Liquidity and Capital Resources

During the six month period ended March 31, 2008, the Company satisfied its working capital needs by using shareholder loans from the Company's sole director. As of March 31, 2008, the Company has cash on hand in the amount of $200. Management does not expect that the current level of cash on hand will be sufficient to fund our operations for the next twelve month period. In the event that additional funds are required to maintain operations, our officers and directors have agreed to advance us sufficient capital to allow us to continue operations. We may also be able to obtain loans from our shareholders, but there are no agreements or understandings in place currently.

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

PART II: OTHER INFORMATION

Items 1, 2, 3, 4, and 5 are inapplicable.

Item 6: Exhibits

(a)   The following exhibit is filed as part of this report:

        31.1  Certification  of Chief  Executive  Officer and Chief Financial Officer  of  Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a).

         32.1 Certification of Chief Financial Officer and Chief Executive Officer of pursuant of Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized April 29, 2008

April 29, 2008	/s/ "Angeni Singh "
Ms. Angeni Singh, President

EXHIBIT INDEX

Exhibit	Item
31.1	Certification of Principal Executive and Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002