Form 10-K
period 2008-09-30
Breezer Ventures Inc.
filed 2009-02-13
CIK 1337182

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10 - K

(Mark One)

[ x ]    ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Period year ended September 30, 2008

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

202 - 351 No. 13 Mai ZiDian Zao Ying Bei Li, Chaoyang District, Beijing, China, 100024

----------------------------------------------------------

(Address of principal executive office)

011-852-131-4607-6574

----------------------------------

(Issuer's telephone number)

n/a
-----------------

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act:

Yes o No x

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act:

Yes o No x

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

Yes x No o

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. o

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act:

Large accelerated filer o Accelerated filer o

Non-accelerated filer o Smaller reporting company x

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes x   No o

The aggregate market value of Breezer's Common Stock owned by non-affiliates as of February 5, 2009 was $26,500.

Number of shares of each class of Breezer Ventures' capital stock outstanding as of February 5, 2009: 7,650,000 shares of common stock

1

Breezer Ventures Inc.

FORM 10-K

September 30, 2008 Annual Report on Form 10-K

Table of Contents

Part I

Item 1.        Description of Business

Item 1A.     Risk Factors

Item 1B.     Unresolved Staff Comments

Item 2.        Description of Property

Item 3.        Legal Proceedings

Item 4.        Submission of Matters to a vote of Security Holders

Part II

Item 5.        Market for Registrant's Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Item 6.        Selected Financial Data

Item 7.        Management's Discussion and Analysis of Financial Condition and the Results of Operations

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Item 8.        Financial Statements and Supplementary Data

Item 9.        Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

Item 9A.     Controls and Procedures

Item 9B.     Other Information

Part III

Item 10.      Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Item 11.      Executive Compensation

Item 12.      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13.      Exhibits and Financial Statements Schedules

Item 14.      Principal Accountants Fees and Services

Signatures

2

FORWARD LOOKING STATEMENTS

CERTAIN STATEMENTS IN THIS ANNUAL REPORT ON FORM 10-K, OR THE "REPORT," ARE "FORWARD-LOOKING STATEMENTS." THESE FORWARD-LOOKING STATEMENTS INCLUDE, BUT ARE  NOT LIMITED TO, STATEMENTS ABOUT THE PLANS, OBJECTIVES, EXPECTATIONS AND INTENTIONS OF BREEZER VENTURES INC., A NEVADA CORPORATION AND OTHER STATEMENTS CONTAINED IN THIS REPORT THAT ARE NOT HISTORICAL FACTS. FORWARD-LOOKING STATEMENTS IN THIS REPORT OR HEREAFTER INCLUDED IN OTHER PUBLICLY AVAILABLE DOCUMENTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION, OR THE "COMMISSION," REPORTS TO OUR SHAREHOLDERS AND OTHER PUBLICLY AVAILABLE STATEMENTS ISSUED OR RELEASED BY US INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH COULD CAUSE OUR ACTUAL RESULTS, PERFORMANCE (FINANCIAL OR OPERATING) OR ACHIEVEMENTS TO DIFFER FROM THE FUTURE RESULTS, PERFORMANCE (FINANCIAL OR OPERATING) OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. SUCH FUTURE RESULTS ARE BASED UPON MANAGEMENT'S BEST ESTIMATES BASED UPON CURRENT CONDITIONS AND THE MOST RECENT RESULTS OF OPERATIONS. WHEN USED IN THIS REPORT, THE WORDS "EXPECT," "ANTICIPATE," "INTEND," "PLAN," "BELIEVE," "SEEK," "ESTIMATE" AND SIMILAR EXPRESSIONS ARE GENERALLY INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS, BECAUSE THESE FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES. THERE ARE IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY THESE FORWARD-LOOKING STATEMENTS, INCLUDING OUR PLANS, OBJECTIVES, EXPECTATIONS AND INTENTIONS AND OTHER FACTORS.

About Our Company

Breezer Ventures, Inc. was incorporated in the state of Nevada on May 18, 2005. We intend to commence operations as a causal, fine-dining restaurant serving modern, fusion-style Indian cuisine. On September 30, 2005, we signed an asset purchase agreement with Big-On-Burgers Restaurants to purchase the furniture and capital equipment of their restaurant. Our intention is to open our restaurant concept in the city of Beijing, China. We expect the grand opening of our new restaurant/lounge to occur at the end of December 2009.

On September 30, 2005, Breezer Ventures, Ltd. signed an asset purchase agreement with Big-On-Burgers Restaurant to purchase outright the furniture and equipment related to the Big-On-Burgers' restaurant located in Abbotsford, British Columbia. The asset purchase agreement became effective on the date of the signing of the agreement. In consideration for the inventory and equipment listed in the asset purchase agreement, we accepted to pay the following fees:

    1)    We agreed to issue 350,000 shares of our common stock to Big-On-Burgers Restaurants upon the signing of the asset purchase agreement.

Other than the items mentioned above, we are not required to make any other types of payments to Big-On-Burgers Restaurant for the assets being purchased.

We were not successful in implementing our business plan as a fine dining restaurant in North America. As management of our company investigated opportunities and challenges in the business of being a fine dining restaurant, management realized that the present business plan did not present the best opportunity for our company to realize value for our shareholders. As a result, we investigated several other business opportunities to enhance shareholder value, and focused on fulfilling our business concept in Beijing, China.

We currently have not advanced beyond the business plan state from our inception until the date of this filing. During June and July of 2005, we received initial funding through the sale of common stock to investors. From inception until the date of this filing, we have had no material operating activities. Our current cash balance is $0 as of September 30, 2008. We anticipate that our current cash balance will not satisfy our cash needs for the following twelve-month period. There can be no assurance that we will be successful in finding financing, or even if financing is found, that we will be successful in achieving profitable operations.

Our principal executive offices are located at 202 - 351 No. 13 Mai ZiDian Zao Ying Bei Li, Chaoyang District, Beijing, 100024 and our telephone number is 011-852-131-4607-6574. Our fiscal year end is September 30th.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment (excluding restaurant development activities) over the twelve months ending September 30, 2009.

Revenue

As of the date of this filing, we have not generated any revenues, as we have had no operational activities.

Insurance

Currently, we have no insurance coverage

Employees

Currently our only employees are our directors and officers. We do not expect any material changes in the number of employees over the next 12 month period. We do and will continue to outsource contract employment as needed. However, with project advancement and if we are successful in our initial and any subsequent operations, we may retain additional employees.

Item 1A:     Risk Factors

In addition to the other information in this report and our other filings with the SEC, you should carefully consider the risks described below. These risks are not the only ones facing us. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also impair our business operations. If any of the following risks occur, our business, financial condition or operating results could be materially and adversely affected.

Risks associated with Breezer Ventures Inc.:

Because our auditors have issued a going concern opinion, there is substantial uncertainty we will continue activities in which case you could lose your investment.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an ongoing business for the next twelve months. As such we may have to cease activities and you could lose your investment.

Because we have not yet commenced operations we face a high risk of business failure.

We were incorporated on May 18, 2005 and to date have been involved primarily in organizational activities. As of the date of this filing, we have not earned any revenues. Accordingly, you can evaluate our business, and therefore our future prospects, based only on a limited operating history. Potential investors should be aware of the difficulties normally encountered by development stage companies and the high rate of failure for such enterprises.

If we are not able to effectively respond to competition, our business may fail.

There will be many companies in the restaurant industry that will compete with us. Most of these competitors have established businesses with returning customers. We will attempt to compete against these groups by offering a higher quality of products and services to our customers. However, we cannot assure you that such a strategy will be successful, or that competitors will not copy our business strategy. Our inability to achieve sales and revenues due to competition will have an adverse effect on our business operations and financial condition.

Because all of our assets and our officers and directors are located outside the United States of America, it may be difficult for an investor to enforce within the United States any judgments obtained against us or any of our officers and directors.

All of our assets are located outside of the United States and we do not currently maintain a permanent place of business within the United States. In addition, our directors and officers are nationals and/or residents of countries other than the United States, and all or a substantial portion of such persons' assets are located outside the United States. As a result, it may be difficult for an investor to effect service of process or enforce within the United States any judgments obtained against us or our officers or directors, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof. In addition, there is uncertainty as to whether the courts of China and other jurisdictions would recognize or enforce judgments of United States courts obtained against us or our director and officer predicated upon the civil liability provisions of the securities laws of the United States or any state thereof, or be competent to hear original actions brought in China or other jurisdictions against us or our director and officer predicated upon the securities laws of the United States or any state thereof.

Because our management only has limited technical training or experience in starting, and operating a restaurant operation, management's decisions and choices may not take into account standard restaurant or managerial approaches hospitality companies commonly use. As a result, we may have to suspend or cease activities which will result in the loss of your investment.

Our management has limited experience with exploring for, starting, and operating a restaurant program. Further, our management has no direct training or experience in these areas and as a result may not be fully aware of many of the specific requirements related to working within the industry. Management's decisions and choices may not take into account standard restaurant or managerial approaches mineral exploration companies commonly use. Consequently our activities, earnings and ultimate financial success could suffer irreparable harm due to management's lack of experience in this industry. As a result we may have to suspend or cease activities which will result in the loss of your investment.

Because we do not maintain any insurance, if a judgment is rendered against us, we may have to cease operations.

We do not maintain any insurance and do not intend to maintain insurance in the future. Because we do not have any insurance, if we are made a party to a lawsuit, we may not have sufficient funds to defend the litigation. In the event that we do not defend the litigation or a judgment is rendered against us, we may have to cease operations.

We are presently involved in a dispute, which may result in potential legal liabilities. If a judgment is rendered against us, we may have to cease operations.

The Company is currently involved in a dispute regarding a private placement announced in October 2008. The Company has begun investigating the facts surrounding the dispute and what actions are necessary to resolve this dispute in favor for the Company. As of the date of this filing, it cannot be reasonably ascertained whether or not further action will be pursued and the likelihood of any loss be estimated. In the event a judgment is rendered against us, we may have to cease operations.

Risks Associated with Our Common Stock

Trading in our common shares on the OTC Bulletin Board is limited and sporadic making it difficult for our shareholders to sell their shares or liquidate their investments.

Our common shares are currently listed for public trading on the OTC Bulletin Board. The trading price of our common shares has been subject to wide fluctuations. Trading prices of our common shares may fluctuate in response to a number of factors, many of which will be beyond our control. The stock market has generally experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies with no current business operation. There can be no assurance that trading prices and price earnings ratios previously experienced by our common shares will be matched or maintained. These broad market and industry factors may adversely affect the market price of our common shares, regardless of our operating performance.

In the past, following periods of volatility in the market price of a company's securities, securities class-action litigation has often been instituted. Such litigation, if instituted, could result in substantial costs for us and a diversion of management's attention and resources.

Our stock is a penny stock. Trading of our stock may be restricted by the SEC's penny stock regulations which may limit a stockholder's ability to buy and sell our stock.

Our stock is a penny stock. The Securities and Exchange Commission has adopted Rule 15g-9 which generally defines "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and "accredited investors". The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

The Financial Industry Regulatory Authority, or FINRA, has adopted sales practice requirements which may also limit a stockholder's ability to buy and sell our stock.

In addition to the "penny stock" rules described above, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

Item 2:    Description of Property

Executive Offices

Our principal offices are located at 202 - 351 No. 13 Mai ZiDian Zao Ying Bei Li, Chaoyang District, Beijing, China, 100024, , Beijing, 100024. Our telephone number at our principal office is 011-852-131-4607-6574.  We believe that our office space and facilities are sufficient to meet our present needs and do not anticipate any difficulty securing alternative or additional space, as needed, on terms acceptable to us.

Item 3:     Legal Proceedings

There are no existing, pending or threatened legal proceedings involving Breezer Ventures Inc., or against any of our officers or directors as a result of their involvement with the Company.

Item 4:      Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fiscal period ended September 30, 2008.

PART II

Item 5:    Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

The Company's Common stock is presently listed on the OTC Bulletin Board under the symbol "BRZV". Our common stock has been listed on the OTC Bulletin Board since February 2008. There is currently no active trading in our common stock and there has been no active trading since our common stock has been listed on the OTC Bulletin Board.

As of January 31, 2009, there were 37 stockholders of record of the Company's Common Stock. As of such date, 7,650,000 common shares were issued and outstanding.

Our common shares are issued in registered form. Empire Stock Transfer Inc., 2470 St. Rose Pkwy, Suite 304, Henderson, NV, 89074 is the registrar and transfer agent for our common shares.

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

The Company has never issued securities under and does not have any equity compensation plan.

We did not purchase any of our shares of common stock or other securities during our fiscal year ended September 30, 2008.

Item 6:     Selected Financial Data

	As of	As of	As of	As of
	September 30, 2008	September 30, 2007	September 30, 2006	September 30, 2005
Balance Sheet
Total Assets	$11,092	$10,229	$14,441	$23,378
Total Liabilities	$65,616	$35,500	$17,500	$3,500
Stockholders Equity (Deficit)	($54,524)	($25,271)	$(3,059)	$19,878

	For the	For the	For the	From Inception
	Year ended	Year Ended	Year Ended	to
	September 30, 2008	September 30, 2007	September 30, 2006	September 30, 2005
Income Statement
Revenues	$ -	$ -	$ -	$ -
Total Expenses	$31,168	$23,267	$23,688	$37,622
Net Loss	($31,168)	($23,267)	($23,688)	($37,622)

Item 7:     Management's Discussion and Analysis or Plan of Operation

The following is a discussion and analysis of our plan of operation for the next year ended September 30, 2009, and the factors that could affect our future financial condition and plan of operation.

This discussion and analysis should be read in conjunction with our financial statements and the notes thereto included elsewhere in this annual report. Our financial statements are prepared in accordance with United States generally accepted accounting principles. All references to dollar amounts in this section are in United States dollars unless expressly stated otherwise. Please see our "Risk Factors" for a list of our risk factors.

Cash Requirements

Breezer Ventures, Inc. was incorporated in the state of Nevada on May 18, 2005. We intend to commence operations as a causal, fine-dining restaurant serving modern, fusion-style Indian cuisine. On September 30, 2005, we signed an asset purchase agreement with Big-On-Burgers Restaurants to purchase the furniture and capital equipment of their restaurant. Our intention is to open our restaurant concept in the city of Beijing, China. We expect the grand opening of our new restaurant/lounge to occur at the end of December 2009.

We were not successful in implementing our business plan as a fine dining restaurant in China. As management of our company investigated opportunities and challenges in the business of being a fine dining restaurant, management realized that the business did not present the best opportunity for our company to realize value for our shareholders. As a result, we investigated several other business opportunities to enhance shareholder value, and focused on fulfilling our business concept in Beijing, China.

We currently have not advanced beyond the business plan state from our inception until the date of this filing. During June and July of 2005, we received initial funding through the sale of common stock to investors. From inception until the date of this filing, we have had no material operating activities. Our current cash balance is $0. We anticipate that our current cash balance will not satisfy our cash needs for the following twelve-month period. There can be no assurance that we will be successful in finding financing, or even if financing is found, that we will be successful in proceeding with profitable operations.

Not accounting for our working capital deficit of $61,224, we require additional funds of approximately $25,000 at a minimum to proceed with our plan of operation over the next twelve months, exclusive of any capital investments. As we do not have the funds necessary to cover our projected operating expenses for the next twelve month period, we will be required to raise additional funds through the issuance of equity securities, through loans or through debt financing. There can be no assurance that we will be successful in raising the required capital or that actual cash requirements will not exceed our estimates.

Our auditors have issued a going concern opinion for the year ended September 30, 2008. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any significant revenues and no significant revenues are anticipated until our commercial operations begin. As we had cash in the amount of $0 and a working capital deficit in the amount of $61,224 as of September 30, 2008, we do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months. We will require additional funds to implement our operations. These funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares. We currently do not have any arrangements in place for the completion of any debt financings or private placement financings and there is no assurance that we will be successful in completing any debt financing or private placement financing.

Estimated Net Expenditures During the Next Twelve Months

General and administrative	$8,000
Rent	$12,000
Professional fees	$5,000
Total	$25,000

Liquidity and Capital Resources

As of the date of this annual report, we have not generated any revenues from our business activities.

As of September 30, 2008, our total assets were $11,092 and our total liabilities were $65,616 and we had a working capital deficit of $61,224. Our financial statements report a net loss of $31,168 for the year ended September 30, 2008, and a net loss of $114,994 for the period from May 18, 2005 (date of incorporation) to September 30, 2008. Our losses have increased primarily as a result of professional fees and office facility costs incurred. Our net loss from operations increased to $31,168 for the year ended September 30, 2008, as compared to $23,267 for the year ended September 30, 2007.

The continuation of our business is dependent upon obtaining further financing, a successful implementation of our business plan, and, finally, achieving a profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

There are no assurances that we will be able to obtain further funds required for our continued operations. As noted herein, we are pursuing various financing alternatives to meet our immediate and long-term financial requirements.

There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we will be unable to conduct our operations as planned, and we will not be able to meet our other obligations as they become due. In such event, we will be forced to scale down or perhaps even cease our operations.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve months ending September 30, 2009.

Employees

Currently our only employees are our directors and officers. We do not expect any material changes in the number of employees over the next 12 month period. We do and will continue to outsource contract employment as needed.

Going Concern

We have suffered recurring losses from operations. The continuation of our company as a going concern is dependent upon our company attaining and maintaining profitable operations and raising additional capital. The financial statements do not include any adjustment relating to the recovery and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should our company discontinue operations.

Due to the uncertainty of our ability to meet our current operating expenses and the capital expenses noted above, in their report on the annual financial statements for the year ended September 30, 2008, our independent auditors included an explanatory paragraph regarding the substantial doubt about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

The continuation of our business is dependent upon us raising additional financial support. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

Contingent Liabilities

The Company is currently involved in a dispute regarding a private placement announced in October 2008. The Company has begun investigating the facts surrounding the dispute and what actions are necessary to resolve this dispute in favor for the Company. As of the date of this filing, it cannot be reasonably ascertained whether or not further action will be pursued and the likelihood of any loss be estimated.

Until the facts are fully understood and this dispute is resolved, the status of the private placement is not confirmed by the Company.

Item 8:    Financial Statements

The financial statements required to be filed pursuant to this Item 8 begin on page F-1 of this report.

Item 9:    Changes In Disagreements With Accountants on Accounting and Financial Disclosure

None

Item 9A: Controls and Procedures

Management's Report on Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our chief executive officer and chief financial officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 ("the Exchange Act").   Based on that evaluation, our chief executive officer and chief financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are not effective in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, and summarized and reported with the time periods specified in the Securities and Exchange Commission's rules and forms and (2) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended). In fulfilling this responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management's authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. Our management has concluded that, as of September 30, 2008, our internal control over financial reporting is not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles.

Management concluded that the following three deficiencies were identified in our control process:

- Failure to properly record negative cash balance as a current liability
- Failure to record audit fees, legal services, and transfer agent services related to fiscal year ending September 30, 2008
- Failure to properly classify cash balance as other asset as cash was not maintained in bank account

This annual report does not include an attestation report of our company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit our company to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting that occurred during the year ended September 30, 2008 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

Inherent limitations on effectiveness of controls

Internal control over financial reporting has inherent limitations which include but is not limited to the use of independent professionals for advice and guidance, interpretation of existing and/or changing rules and principles, segregation of management duties, scale of organization, and personnel factors. Internal control over financial reporting is a process which involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements on a timely basis, however these inherent limitations are known features of the financial reporting process and it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PART III

Item 10:    Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Officers and Directors

Each of our directors serves until his or her successor is elected and qualified. Each of our officers is elected by the board of directors to a term of one (1) year and serves until his or her successor is duly elected and qualified, or until he or she is removed from office. The board of directors has no nominating, auditing or compensation committees.

The name, age, and position of our present officers and directors are set forth below:

Name	Age	Position Held
Huaiqian Zhang	28	President, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer, Treasurer, Secretary, and Director

Each director serves until our next annual meeting of the stockholders or unless they resign earlier. The Board of Directors elects officers and their terms of office are at the discretion of the Board of Directors.

Background of officers and directors

In 2006, Mr.Zhang graduated from University of Yantai in China with degree in law. In 2006, Mr. Zhang worked at the People's court of Jilin in Chang Chun, China. In 2007, Mr. Zhang was an intellectual property rights consultant for Shanghai ZhongShan Group in Shanghai, China. In 2007, Mr. Zhang was a corporation law consultant for Shangahi Aoyin Group in Shanghai, China. Presently, Mr. Zhang is purusing a master's degree in criminal law at the University of Shanghai.

Other Committees of the Board

Compensation Committee

We do not have a compensation committee.

Nominating Committee

We do not have a Nominating Committee, our entire board of directors perform the functions of a Nominating Committee and oversee the process by which individuals may be nominated to our board of directors.

The current size of our board of directors does not facilitate the establishment of a separate committee. We hope to establish a separate Nominating Committee consisting of independent directors, if the number of our directors is expanded.

Family Relationships

There are no family relationships between any director or executive officer.

Involvement in Certain Legal Proceedings

Our directors, executive officers and control persons have not been involved in any of the following events during the past five years:

1.	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.

being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4.

being found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended September 30, 2008, all filing requirements applicable to its officers, directors and greater than 10% percent beneficial owners were complied with, with the exception of the following:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Requested Forms
Huaiqian, Zhang	Nil	Nil	Nil
Wei Xue Feng	Nil	Nil	Nil
Angeni Singh	Nil	Nil	1

Nomination Process

As of February 5, 2009, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company's requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the President of our company at the address on the cover of this annual report.

Audit Committee and Audit Committee Financial Expert

We do not have a standing audit committee at the present time. Our board of directors has determined that we do not have a board member that qualifies as an "audit committee financial expert" as defined in Item 401(e) of Regulation S-B, nor do we have a board member that qualifies as "independent" as the term is used in Item 7(d) (3) (iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

We believe that the members of our board of directors are capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. The board of directors of our company does not believe that it is necessary to have an audit committee because we believe that the functions of an audit committee can be adequately performed by the board of directors, consisting of Michael Hill and Oscar Fernandez. In addition, we believe that retaining an independent director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated any revenues from operations to date.

Code of Ethics

The Company has adopted code of ethics for all of the employees, directors and officers which is attached to this Annual Report as Exhibit 14.1.

Item 11:    Executive Compensation

Executive Compensation

The particulars of compensation paid to the following persons:

(a)	our principal executive officer;

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the year ended September 30, 2008; and

(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the year ended September 30, 2008, who we will collectively refer to as our named executive officers, of our company for the years ended September 30, 2008 and September 30, 2007, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officer, whose total compensation does not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa- tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensa- tion ($)	Total ($)
Huaiqian Zhang (1) President, Chief Executive Officer, Secretary and Treasurer	2008 2007	$Nil $N/A	$Nil $N/A	$Nil $N/A	$Nil $N/A	$Nil $N/A	$Nil $N/A	$Nil $N/A	$Nil $N/A
Wei Xue Feng (2) Former President, Chief Executive Officer, Secretary and Treasurer	2008 2007	$Nil $N/A	$Nil $N/A	$Nil $N/A	$Nil $N/A	$Nil $N/A	$Nil $N/A	$Nil $N/A	$Nil $N/A
Angeni Singh(3) Former President, Secretary and Treasurer	2008 2007	$Nil $Nil	$Nil $Nil	$Nil $Nil	$Nil $Nil	$Nil $Nil	$Nil $Nil	$Nil $Nil	$Nil $Nil

(1)	Huaiqian Zhang was appointed as an officer and director on January 26, 2009.

(2)	Wei Xue Feng was appointed as an officer and director on May 2, 2008 and resigned on January 26, 2009.

(3)	Angeni Singh resigned as an officer and director of the Company on May 1, 2008

There are no compensatory plans or arrangements with respect to our executive officers resulting from their resignation, retirement or other termination of employment or from a change of control.

Outstanding Equity Awards at Fiscal Year-End

As at September 30, 2008, there were no unexercised options or stock that had not vested in regards to our executive officers, and there were no equity incentive plan awards for our executive officers during the year ended September 30, 2008.

Options Grants in the Year Ended September 30, 3008

During the year ended September 30, 2008, no stock options were granted to our executive officers.

Aggregated Options Exercised in the Year Ended September 30, 2008 and Year End Option Values

There were no stock options exercised during the year ended September 30, 2008 and no stock options held by our executive officers at the end of the year ended September 30, 2008.

Repricing of Options/SARS

We did not reprice any options previously granted to our executive officers during the year ended September 30, 2008

Director Compensation

Directors of our company may be paid for their expenses incurred in attending each meeting of the directors. In addition to expenses, directors may be paid a sum for attending each meeting of the directors or may receive a stated salary as director. No payment precludes any director from serving our company in any other capacity and being compensated for such service. Members of special or standing committees may be allowed similar reimbursement and compensation for attending committee meetings. During the year ended September 30, 2008, we did not pay any compensation or grant any stock options to our directors.

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

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of July 16, 2008, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated. The address for each person is our address at 202 - 351 No. 13 Mai ZiDian Zao Ying Bei Li, Chaoyang District, Beijing, China, 100024, , Beijing, 100024.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Huaiqian Zhang	Nil	0%
Directors and Executive Officers as a Group	Nil	0.%

Change in Control

We are not aware of any arrangement that might result in a change in control of our company in the future.

Equity Plan Compensation Information

Our company does not currently have a stock option plan or other form of equity plan.

Certain Relationships and Related Transactions

No director, executive officer, principal shareholder holding at least 5% of our common shares, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction, during the year ended April 30, 2008, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year end for the last three completed fiscal years.

Corporate Governance

We do not have a standing audit committee at the present time. Our board of directors has determined that we do not have a board member that qualifies as an "audit committee financial expert" as defined in Item 407(d) (5) (ii) of Regulation S-B. We have determined, however, that Huaiqian Zhangis an independent directors as defined in section 803 of the Amex Company Guide.

We believe that our members of our board of directors are capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. The board of directors of our company does not believe that it is necessary to have an audit committee because we believe that the functions of an audit committee can be adequately performed by the board of directors. In addition, we believe that retaining an independent director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated any revenues from operations to date.

Transactions with Independent Directors

There were no transactions with any independent directors.

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

1) Audit Fees

The aggregate fees billed for the last two fiscal years for professional services rendered by the principal accountant for the audit of the Company's annual financial statements and review of financial statements included in the Company's Form 10-Qs or services that are normally provided by the accountant in connection with statutory and regulatory engagements for those fiscal years was:

2008 - $4,700          M&K CPAS, PLLC

2007 - $3,300          M&K CPAS, PLLC

2) Audit - Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported in the preceding paragraph:

2008 - $0                M&K CPAS, PLLC

2007 - $0                M&K CPAS, PLLC

3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2008 - $0                M&K CPAS, PLLC

2007 - $0                M&K CPAS, PLLC

4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2008 - $0                     M&K CPAS, PLLC

2007 - $0                     M&K CPAS, PLLC

12

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 13th day of February, 2009

Breezer Ventures Inc.

(Registrant)

By: /s/ _Huaiqian Zhang

Huaiqian Zhang

President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Huaiqian Zhang	President, CEO, Secretary, Treasurer and Director	February 13, 2009
Huaiqian Zhang

Breezer Ventures Inc.

(A Development Stage Company)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Breezer Ventures, Inc.

We have audited the accompanying balance sheet of Breezer Ventures, Inc. (a development stage company) as of September 30, 2008 and 2007, and the related statements of operations, changes in stockholders' equity (deficit), and cash flows for the years then ended. The financial statements for the period from May 18, 2005 (inception) through September 30, 2006, were audited by other auditors whose reports expressed unqualified opinions on those statements. The consolidated financial statements for the period May 18, 2005 (inception) through September 30, 2006, include total revenues of $0 and a net loss of $60,559. Our opinion on the consolidated statements of expenses, stockholders' deficit and cash flows for the period May 18, 2005 (inception) through September 30, 2006, insofar as it relates to amounts for prior periods through September 30, 2006, is based solely on the reports of other auditors. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Breezer Ventures, Inc. as of September 30, 2008 and 2007, and the results of its operations, changes in stockholders' equity (deficit) and cash flows for the periods then in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has insufficient working capital, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC
www.mkacpas.com
Houston, Texas
February 3, 2009

Breezer Ventures Inc.

(A Development Stage Company)

Balance Sheets

	September 30, 2008	September 30, 2007
ASSETS
Current Assets

Cash and cash equivalents	$ -	$ 25
Receivable due from officer	4,392	-
Total Current Assets	4,392	25

Property, Plant and Equipment
Furniture and equipment	17,500	17,500
Accumulated depreciation	(10,800)	(7,296)
	6,700	10,204

TOTAL ASSETS	$ 11,092	$ 10,229
	========	========

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued liabilities	$ 36,666	$ 16,250
Advances from related party	28,950	19,250
Total Current Liabilities	65,616	35,500

Stockholders' Deficit

Preferred Stock, $0.001 par value
50,000,000 authorized, none issued and outstanding	-	-
Common stock, $0.001 par value,
100,000,000 authorized,
10,500,000 shares issued and outstanding , respectively	7,650	7,650
Additional paid in capital	52,820	50,905
Deficit accumulated during the development stage	(114,994)	(83,836)
Total Stockholders' Deficit	(54,524)	(25,271)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 11,092	$ 10,229
	========	========

See Accompanying Summary of Accounting Policies and Notes to Financial Statements

Breezer Ventures Inc.

(A Development Stage Company)

Statements of Operations

	For the Year Ended September 30, 2008	For the Year Ended September 30, 2007	May 18, 2005 (Inception), to September 30, 2008
General and Administrative Expenses
Consulting and Professional Fees	$ 13,315	$ 4,310	$ 48,685
Training Costs	-	-	5,000
Management Fees	-	-	6,000
Rent	12,000	12,000	38,000
Depreciation	3,504	3,504	10,800
Other	434	2,398	3,539
Interest	1,915	1,055	2,970
Total Expenses	31,168	23,267	114,994
Net (Loss)	$ (31,168)	$ (23,267)	$ (114,994)
	==========	==========	=========

Net Loss per Common Share
Basic and diluted	$ (0.00)	$ (0.00)

Weighted Average Number of Shares Outstanding
Basic and diluted	7,650,000	7,650,000
See Accompanying Summary of Accounting Policies and Notes to Financial Statements

Breezer Ventures Inc.

(A Development Stage Company)

Statements of Cash Flows

	For the Year Ended September 30, 2008	For the Year Ended September 30, 2007	May 18, 2005 (Inception), to September 30, 2008
Cash Flows from
Operating Activities
Net (Loss) for the Period	$ (31,168)	$ (23,267)	$ (114,994)
Adjustments to reconcile net loss to cash used in
operating activities:
Depreciation	3,504	3,504	10,800
Imputed interest on shareholder advances	1,915	1,055	2,970
Changes in:
Due from shareholder	(4,392)		(4,392)
Accounts payable and accrued liabilities	20,416	2,250	36,666
Net cash used in operating activities	(9,725)	(16,458)	(68,950)

Cash Flows from Investing Activities
Investment in property, plant, and equipment	-	-	(17,500)
Net cash used in investing activities	-	-	(17,500)

Cash Flows from Financing Activities
Proceeds from shareholder loan	9,700	15,750	28,950
Issuance of common stock	-	-	57,500
Net cash provided by financing activities	9,700	15,750	86,450

Net change in cash	(25)	(708)	-

Cash, Beginning of Period	25	733	-
Cash, End of Period	$ -	$ 25	$ -
	=========	=========	========

Supplemental Disclosures of Cash Flow Information

Cash Paid for interest	-	-	-
Cash Paid for income tax	-	-	-

See Accompanying Summary of Accounting Policies and Notes to Financial Statements

Breezer Ventures Inc.

(A Development Stage Company)

Statements of Stockholders' Equity (Deficit)

From May 18, 2005 (Inception) to September 30, 2008

	Common Stock	Common Stock	Additional	Deficit Accumulated During the	Total Stockholder's
	Shares	Amount	Paid In Capital	Development Stage	Equity (Deficit)

Balances - May 18, 2005	-	$ -	$ -	$ -	$ -

Founder's shares issued	5,000,000	5,000	-	-	5,000
Shares issued for cash	2,650,000	2,650	49,850	-	52,500

Net Loss	-	-	-	(36,871)	(36,871)

Balance, September 30, 2005	10,500,000	7,650	49,850	(36,871)	20,629

Net Loss	-	-	-	(23,688)	(23,688)

Balances - September 30, 2006	10,500,000	$ 7,650	$ 49,850	$ (60,559)	$ (3,059)

Imputed interest on shareholder loan			1,055		1,055

Net Loss	-	-	-	(23,267)	(23,267)

Balances - September 30, 2007	10,500,000	$ 7,650	$ 50,905	$ (83,826)	$ (25,271)

Imputed interest on shareholder loan			1,915		1,915

Net Loss	-	-	-	(31,168)	(31,168)

Balances - September 30, 2008	10,500,000	$ 7,650	$ 52,820	$ (114,994)	$ (54,524)

See Accompanying Summary of Accounting Policies and Notes to financial Statements

Breezer Ventures Inc.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

Note 1    Incorporation and Operating Activities

Breezer Ventures Inc. was incorporated on May 18, 2005, under the laws of the State of Nevada, U.S.A. Operations, as a development stage company started on that date, i.e. 16 May 2005.

We intend to commence operations as a casual, fine-dining restaurant serving modern, fusion-style Indian cuisine in Beijing, China. On September 30, 2005, we signed an asset purchase agreement with Big-On-Burgers Restaurants to purchase the supplies and capital equipment of their restaurant. We expect the grand opening of our new restaurant/lounge to occur at the end of December 2009.

Note 2    Summary of Significant Accounting Policies

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

Foreign Currency Translation

Our functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated in accordance with SFAS No. 52 "Foreign Currency Translation" using the exchange rate prevailing at the balance sheet date. Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the determination of income. We have not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

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

The Company did not grant any stock options during the period ended September 30, 2008.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of September 30, 2008 and 2007, there were no cash equivalents.

Property, Plant and Equipment

Property, plant and equipment consist of furniture and equipment recorded at cost, with amortization provided over the estimated useful life of the asset, 5 years, straight-line.

Recent Accounting Pronouncements

Breezer does not expect the adoption of recently issued accounting pronouncements to have a significant impact on its results of operations, financial position or cash flow.

Note 3    Going Concern

The company's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. Since inception, the Company has accumulated losses aggregating to $114,994 and has insufficient working capital to meet operating needs for the next twelve months as of September 30, 2008, all of which raise substantial doubt about the company's ability to continue as a going concern.

Note 4    Due from Shareholder

During September 2008 the Company elected to transfer funds from a US bank account to a foreign bank account and as a result closed its US bank account. As such, the funds were held in a bank draft until the regulations were met and funds could be transferred to the foreign account. However, due to the time lag and difficulties, the Company elected to transfer funds to another US bank account. The cash balance of $4,392 is shown as a receivable from shareholder as of September 30, 2008.

Note 5    Property, Plant and Equipment

Property, Plant and Equipment consists of furniture and equipment which is being depreciated over 5 years.

	September 30, 2008	September 30, 2007
	$	$
Cost	17,500	17,500
Accumulated Depreciation	(10,800)	(7,296)
Net, Property, Plant and Equipment	6,700	10,204

Note 6     Income Taxes

The Company has tax losses which may be applied against future taxable income.  The potential tax benefits arising from these loss carry forwards expire between 2025 and 2028 and are offset by a valuation allowance due to the uncertainty of profitable operations in the future. The net operating loss carryforward was $114,994 and $83,826 at September 30, 2008 and 2007, respectively.

The deferred tax asset at September 30, 2008 and 2007 is as follows:

	2008	2007
Deferred Tax Asset arising from Net Operating Loss Carry-forwards	$ 40,248	$ 29,339
Valuation allowance	(40,248)	(29,339)
Net deferred tax asset	$ -	$ -

Note 7    Related Party Transaction

A director loaned $9,700 to the Company during the period ended  September 30, 2008, which is unsecured, non interest bearing, with no specific terms of repayment. The amount due the director is $28,950 and $19,250 at September 30, 2008 and September 30, 2007, respectively.

Imputed interest at 8% in the amount of $1,915 and $1,055 has been included as an increase to additional paid in capital for the year ended September 30, 2008 and 2007, respectively.

____________________________________________________________________________________________________________________________________________________________

CERTIFICATION PURSUANT TO SECTION 302 OF SARBANES-OXLEY ACT OF 2002

I, Huaiqian Zhang, certify that:

1.          I have reviewed this annual report on Form 10-K of Breezer Ventures Inc.;

2.          Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.          Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.          The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a.          Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b.          Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c.          Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d.          Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.          The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the Audit Committee of the registrant's Board of Directors (or persons performing the equivalent functions):

a.          All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting, which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b.          Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: February 13, 2009

By: /s/ Huaiqian Zhang
      Huaiqian Zhang
      Chief Executive Officer

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND PRINCIPAL FINANCIAL OFFICER
PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned, Huaiqian Zhang, the Chief Executive Officer of Breezer Ventures Inc. (the "Company") hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to his or her knowledge, the Annual Report on Form 10-K for the year ended September 30, 2008, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and that the information contained in the Annual Report on Form 10-K, as amended, fairly presents in all material respects the financial condition and results of operations of the Company.

Date: February 13, 2009.

/s/ _Huaiqian Zhang__
Huaiqian Zhang
Chief Executive Officer