Form 10-Q
period 2008-12-31
Breezer Ventures Inc.
filed 2009-02-13
CIK 1337182

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM - 10Q

[ X ]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF  THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

or

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

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  x   No  o

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	o	Accelerated filer	o
Non-accelerated filer	o	Smaller reporting company	x

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act)? Yes x  No  "

The number of shares outstanding of the registrant's common stock, par value $.001 per share, as of February 9, 2009, was 7,650,000 shares.

1

  Breezer Ventures Inc.

Table of Contents

Part I - FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)

Unaudited Balance Sheets as of December 31, 2008 and September 30, 2008 ....................................................................................................3

Unaudited Statements of Operations for the Three months ended December 31, 2008 and 2007 and the period from May 18, 2005 (inception) through December 31, 2008 ...4

Unaudited Statements of Cash Flows for the three months ended December 31, 2008 and 2007 and the period from May 18, 2005 (inception) through December 31, 2008 ...5

            Item 1.    Legal Proceedings

            Item 2.    Unregistered Sales of Securities and Use of Proceeds

            Item 3.    Defaults upon Senior Securities

            Item 4.    Submission of Matters to a Vote of Security Holders

            Item 5.    Other Information

            Item 6.    Exhibits

2

Part I - FINANCIAL INFORMATION

Breezer Ventures Inc.
(A Development Stage Company)
Balance Sheets
(Unaudited)

	December 31, 2008	September 30, 2008

ASSETS
Current Assets
Cash and cash equivalents	$ 7,544	$ -
Receivable due from shareholder	-	4,392
Total Current Assets	7,544	4,392

Property, Plant and Equipment
Furniture and equipment	17,500	17,500
Accumulated depreciation	(11,676)	(10,800)
Total Property, Plant and Equipment	5,824	6,700

TOTAL ASSETS	$ 13,368	$ 11,092
	=========	=========

LIABILITIES & STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$ 39,666	$ 36,666
Advances from related party	35,950	28,950
Total Current Liabilities	75,616	65,616

STOCKHOLDERS' DEFICIT
Preferred Stock, $0.001 par value, 50,000,000 shares authorized, None issued and outstanding
Common Stock, $0.001 par value, 100,000,000 shares authorized 7,650,000 issued and outstanding	7,650	7,650
Additional paid in capital	53,539	52,820
Deficit accumulated during the development stage	(123,437)	(114,994)
Total Stockholder's Deficit	(62,248)	(54,524)

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$ 13,368	$ 11,092
	=========	========

The accompanying notes are an integral part of these financial statements

Breezer Ventures Inc.
(A Development Stage Company)
Statements of Operations
Three Months Ended December 31, 2008 and 2007 and
the Period From May 18, 2005 (Inception) through December 31, 2008
(Unaudited)

	Three Months Ended		May 18, 2005 (Inception)
	December 31, 2008	December 31, 2007	to December 31, 2008
General and Administration Expenses
Consulting and professional fees	$ 3,580	$ 134	$ 52,265
Training costs	-	-	5,000
Management fees	-	-	6,000
Rent	3,000	3,000	41,000
Depreciation	876	876	11,676
Other	268	56	3,807
Interest	719	-	3,689
Total Expenses	8,443	4,066	123,437

Net Loss for the period	$ (8,443)	$ (4,066)	$ (123,437)

Net Loss per common share
Basic and diluted	$ (0.00)	$ (0.00)

Weighted Average Number of Common Shares Outstanding
Basic and diluted	7,650,000	7,650,000

The accompanying notes are an integral part of these financial statements

Breezer Ventures Inc.
(A Development Stage Company)
Statements of Cash Flows
Three Months Ended December 31, 2008 and 2007 and
the Period From May 18, 2005 (Inception) through December 31, 2008
(Unaudited)

	Three Months Ended		May 18, 2005 (Inception)
	December 31, 2008	December 31, 2007	to December 31, 2008
Cash Flows from Operating Activities
Net (loss) for the period	$ (8,443)	$ (4,066)	$ (123,437)
Adjustments to reconcile net loss to cash used in operating activities
Depreciation	876	876	11,676
Imputed interest on related party transactions	719	-	3,689
Changes in operating assets and liabilities:
Receivable from shareholder	4,392	-	-
Accounts payable and accrued liabilities	3,000	1,200	39,666
Net Cash Flow Used in Operating Activities	544	(1,990)	(68,406)

Cash Flows from Investing Activities
Purchase of property, plant and equipment	-	-	(17,500)
Net Cash Flow Used in Investing Activities	-	-	(17,500)

Cash Flows from Financing Activities
Loans from shareholder	7,000	2,000	35,950
Issuance of Common Stock	-	-	57,500
Net Cash Provided by Financing Activities	7,000	2,000	93,450

Net Change in Cash	7,544	10	7,544

Cash at Beginning of Period	-	25	-
Cash at End of Period	$ 7,544	$ 35	$ 7,544

Supplemental Disclosures of Cash Flow Information
Cash paid for Interest	$ -	$ -	$ -
Cash paid for Income Taxes	-	-	-

The accompanying notes are an integral part of these financial statements

Breezer Ventures Inc.
(A Development Stage Company)
Notes to the Financial Statements
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Breezer Ventures, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with Breezer's audited 2008 annual financial statements and notes thereto filed with the SEC on form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the result of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements, which would substantially duplicate the disclosure required in Breezer's 2008 annual financial statements have been omitted.

NOTE 2 - GOING CONCERN

Breezer's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. Since inception, the Company has accumulated losses aggregating to $123,437 and has insufficient working capital to meet operating needs for the next twelve months as of December 31, 2008, all of which raise substantial doubt about Breezer's ability to continue as a going concern.

NOTE 3    RELATED PARTY TRANSACTION

A director loaned $3,000 to the Company during the period ended  December 31, 2008, which is unsecured, non interest bearing, with no specific terms of repayment. The amount due the director is $39,666 and $36,666 at December 31, 2008 and September 30, 2008, respectively.

Imputed interest at 8% in the amount of $719 has been included as an increase to additional paid in capital for the three months ended December 31, 2008.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our unaudited financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this quarterly report.

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars. All references to "US$" refer to United States dollars and all references to "common shares" refer to the common shares in our capital stock.

As used in this quarterly report, the terms "we", "us", "our", "our company" and "Breezer" mean Breezer Ventures Inc., unless otherwise indicated.

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

On September 30, 2005, Breezer Ventures, Inc. signed an asset purchase agreement with Big-On-Burgers Restaurant to purchase outright the furniture and equipment related to the Big-On-Burgers' restaurant located in Abbotsford, British Columbia. The asset purchase agreement became effective on the date of the signing of the agreement.

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

We currently have not advanced beyond the business plan state from our inception until the date of this filing. During June and July of 2005, we received initial funding through the sale of common stock to investors. From inception until the date of this filing, we have had no material operating activities. Our current cash balance is $7,544. We anticipate that our current cash balance will not satisfy our cash needs for the following twelve-month period. There can be no assurance that we will be successful in finding financing, or even if financing is found, that we will be successful in acquiring oil and/or gas assets that result in profitable operations.

Our principal executive offices are located at 202 - 351 No. 13 Mai ZiDian Zao Ying Bei Li, Chaoyang District, Beijing, 100024 and our telephone number is 011-852-131-4607-6574. Our fiscal year end is September 30th.

Results of Operations

Breezer has not generated any revenues for the three months ended December 31, 2008 and has not generated any revenues since the inception of the Company.

The Company experienced general and administration expenses of $8,443 for the three months ended December 31, 2008. For the three months ended December 31, 2007, the Company experienced general and administration expenses of $4,066. Since the Company's inception of May 18, 2005, the Company has experienced total general and administration expenses of $123,437. The majority of the expenses experienced by the Company have been related to the Company's office premise and expenses related to maintaining the Company's status as a publicly reporting company.

For the three months ended December 31, 2008, the company experienced a net loss of $8,443.

Liquidity and Capital Resources

During the three months period ended December 31, 2008, the Company satisfied its working capital needs by using capital raised from issuing common shares to investors and loans from the director. As of December 31, 2008, the Company has cash on hand in the amount of $7,544. Management does not expect that the current level of cash on hand will be sufficient to fund our operation for the next twelve month period. In the event that additional funds are required to maintain operations, our officers and directors have agreed to advance us sufficient capital to allow us to continue operations. We may also be able to obtain more future loans from our shareholders, but there are no agreements or understandings in place currently.

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

Until he facts are fully understood and this dispute is resolved, the status of the private placement is not confirmed by the Company.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

As a "smaller reporting company", we are not required to provide the information required by this Item.

ITEM 4: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act (defined below)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended (the "Exchange Act") is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Changes in Internal Control over Financial Reporting
In addition, our management with the participation of our Principal Executive Officer and Principal Financial Officer have determined that no change in our internal control over financial reporting occurred during or subsequent to the quarter ended December 31, 2008 that has materially affected, or is (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Securities Exchange Act of 1934) reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1, 2, 3, and 4 are inapplicable

Item 5. Other Information

On January 30, 2009, Wei Xue Feng, a director, president, chief executive officer, chief financial officer, secretary and treasurer of our company resigned.

On January 30, 2009, Huaiqian Zhang was appointed a director, president, chief executive officer, chief financial officer, secretary and treasurer of our company.

Item 6. Exhibits

(a)   The following exhibit is filed as part of this report:

        31.1  Certification  of Chief  Executive  Officer and Chief Financial Officer  of  Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a).

         32.1 Certification of Chief Financial Officer and Chief Executive Officer of pursuant of Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized February 13, 2009

February 13, 2009	/s/ "Huaiqian Zhang"
Mr. Huaiqian Zhang, President

Exhibit 31

CERTIFICATION AS REQUIRED BY RULE 13a-14(a) OR RULE 15d-14(a)

I, Huaiqian Zhang, certify that:

  I have reviewed this quarterly report of Breezer Ventures, Inc.
  Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
  Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;
  The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(3)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) for the small business issuer and have:

a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the report is being prepared;

b. Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c. Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d. Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

a. All significant deficiencies and material weaknesses in the design of operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Dated: February 13, 2009

/s/ Huaiqian Zhang

Huaiqian Zhang

Chief Executive Officer

CERTIFICATION PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(18 U.S.C. SECTION 1350)

In connection with the report of Breezer Ventures Inc. (the "Company"), on Form 10-Q for the quarter ending December 31, 2008, as filed with the Securities and Exchange Commission (the "Report"), I, Huaiqian Zhang, Chief Executive Officer of the Company, certify, pursuant to Sect 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Sect 1350), that to my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Huaiqian Zhang

Huaiqian Zhang,

Chief Executive Officer

Dated: February 13, 2009