Form 10-Q
period 2009-03-31
Breezer Ventures Inc.
filed 2009-05-19
CIK 1337182

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM - 10Q

[ X ]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF  THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

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

The number of shares outstanding of the registrant's common stock, par value $.001 per share, as of May 14, was 7,650,000 shares .

1

  Breezer Ventures Inc.

Table of Contents

Part I - FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)

Balance Sheets as of March 31, 2009 and September 30, 2008 (Unaudited)....................................................................................................3

Statements of Operations for the three months ended March 31, 2009 and 2008; the six months ended March 31, 2009 and 2008; and the period from May 18, 2005 (inception) through March 31, 2009. (Unaudited)............................................................................................................................................................................................4

Statements of Cash Flows for the six months ended March 31, 2009 and 2008 and the period from May 18, 2005 (inception) through March 31, 2009 (Unaudited)..................................................................................................................................................................................................5

2

Part I - FINANCIAL INFORMATION

Breezer Ventures Inc.

(A Development Stage Company)

Balance Sheets

(Unaudited)

	March 31, 2009	September 30, 2008

ASSETS
Current Assets
Cash and cash equivalents	$ 403	$ -
Receivable due from shareholder	-	4,392
Total Current Assets	403	4,392

Property, Plant and Equipment
Furniture and equipment	17,500	17,500
Accumulated depreciation	(12,552)	(10,800)
Total Property, Plant and Equipment	4,948	6,700

TOTAL ASSETS	$ 5,351	$ 11,092
	=========	=========

LIABILITIES & STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$ 33,051	$ 36,666
Advances from related party	38,450	28,950
Total Current Liabilities	71,501	65,616

STOCKHOLDER'S DEFICIT
Preferred Stock, $0.001 par value, 50,000,000 shares authorized, None issued and outstanding
Common Stock, $0.001 par value, 100,000,000 shares authorized 7,650,000 issued and outstanding	7,650	7,650
Additional paid in capital	54,258	52,580
(Deficit) accumulated during the development stage	(128,058)	(114,994)
Total Stockholder's Deficit	(66,150)	(54,524)

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$ 5,351	$ 11,092
	=========	========

The accompanying notes are an integral part of these financial statements

Breezer Ventures Inc.

(A Development Stage Company)

Statements of Operations

Three Months and Six Months Ended March 31 2009 and 2008 and for the Year Ended September 30, 2008 and for the the Period From May 18, 2005 (Inception) through March 31 2009

(Unaudited)

	Three Months Ended		Six Months Ended		For the Year Ended	May 18, 2005 (Inception)
	March 31, 2009	March 31, 2008	March 31, 2009	March 31, 2008	September 30, 2008	to March 31, 2009
General and Administration Expenses
Consulting and professional fees	$ -	$ 3,000	$ 3,580	$ 3,000	$ 11,815	$ 52,265
Training costs	-	-			-	5,000
Management fees	-	-			-	6,000
Rent	3,000	3,000	6,000	6,000	12,000	44,000
Depreciation	876	876	1,752	1,752	3,504	12,552
Other	26	35	294	225	332	3,833
Interest	719	415	1,430	830	1,915	4,418
	4,621	7,326	13,064	11,807	29,556	128,068

Net (Loss) for the period	$ (4,621)	$ (7,326)	$ (13,064)	$ (11,807)	$ (29,556)	$ (128,068)

Net (Loss) per common share	$ (0.00)	$ (0.00)	(0.00)	(0.00)	(0.00)	(0.00)
Basic and diluted

Weighted Average Number of Common Shares Outstanding
Basic and diluted	7,650,000	7,650,000	7,650,000	7,650,000	7,650,000	7,650,000

The accompanying notes are an integral part of these financial statements

Breezer Ventures Inc.

(A Development Stage Company)

Statements of Cash Flows

Six Months Ended March 31, 2009 and the Year Ended September 30, 2008 and

the Period From May 18, 2005 (Inception) through March 31, 2009

(Unaudited)

	Six Months Ended		For the Year Ended	May 18, 2005 (Inception)
	March 31, 2009	March 31, 2008	September 30, 2008	to March 31, 2009
Cash Flows from Operating Activities
Net (loss) for the period	$ (13,064)	$ (11,087)	$ (27,451)	$ (128,058)
Adjustments to reconcile net loss to cash used in operating activities
Depreciation	1,752	1,752	3,504	12,552
Imputed interest on related party transactions	1,438	830	1,915	4,418
Changes in:
Accounts Payable and Accrued Liabilities	(3,615)	5,700	16,700	33,051
Net Cash Flow Used in Operating Activities	(13,489)	(3,525)	(5,333)	(78,037)

Cash Flows from Investing Activities
Accounts payable and accrued liabilities	-	-	-	(17,500)
Net Cash Flow Used in Investing Activities	-	-	-	(17,500)

Cash Flows from Financing Activities
Loans from shareholder	9,500	3,700	9,700	38,450
Issuance of Common Stock	-		-	57,490
Net Cash Provided by Financing Activities	9,500	3,700	9,700	95,940

Net Change in Cash	(3,898)	175	4,367	403

Cash at Beginning of Period	4,392	25	25	--
Cash at End of Period	$ 403	$ 200	$ 4,392	$ 403

Supplemental Disclosures of Cash Flow Information
Cash paid for Interest	$ -	$ -	$ -	$ -
Cash paid for Income Taxes	-	-	-	-

The accompanying notes are an integral part of these financial statements9

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

NOTE 2 - GOING CONCERN

Breezer's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. Since inception, the Company has accumulated losses aggregating to $128,068 and has insufficient working capital to meet operating needs for the next twelve months as of March 31, 2009, all of which raise substantial doubt about Breezer's ability to continue as a going concern.

NOTE 3 -  RELATED PARTY TRANSACTION

A director loaned $9,500 to the Company during the period ended  March 31, 2009, which is unsecured, non interest bearing, with no specific terms of repayment. The amount due the director is $38,450 and $28,950 at March 31, 2009 and September 30, 2008, respectively.

Imputed interest at 8% in the amount of $719 has been included as an increase to additional paid in capital for the three months ended March 31, 2009.

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

As used in this quarterly report, the terms "we", "us", "our", "our company" and Breezer mean Breezer Ventures Inc., unless otherwise indicated.

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

We currently have not advanced beyond the business plan state from our inception until the date of this filing. During June and July of 2005, we received initial funding through the sale of common stock to investors. From inception until the date of this filing, we have had no material operating activities. Our current cash balance is $403. We anticipate that our current cash balance will not satisfy our cash needs for the following twelve-month period. There can be no assurance that we will be successful in finding financing, or even if financing is found, that we will be successful in acquiring oil and/or gas assets that result in profitable operations.

Our principal executive offices are located at 202 - 351 No. 13 Mai ZiDian Zao Ying Bei Li, Chaoyang District, Beijing, 100024 and our telephone number is 011-852-131-4607-6574. Our fiscal year end is September 30th.

Results of Operations

Breezer has not generated any revenues for the three months ended March 31, 2009 and has not generated any revenues since the inception of the Company.

The Company experienced general and administration expenses of $4,621 for the three months ended March 31, 2009. For the three months ended March 31, 2008, the Company experienced general and administration expenses of $7,326.  Since the Company's inception of May 18, 2005, the Company has experienced total general and administration expenses of $128,068. The majority of the expenses experienced by the Company have been related to the Company's office premise and expenses related to maintaining the Company's status as a publicly reporting company.

For the three months ended March 31, 2009, the company experienced a net loss of $4,621.

Liquidity and Capital Resources

During the three months period ended March 31, 2009, the Company satisfied its working capital needs by using capital raised from issuing common shares to investors and loans from the director. As of March 31, 2009, the Company has cash on hand in the amount of $403. Management does not expect that the current level of cash on hand will be sufficient to fund our operation for the next twelve month period. In the event that additional funds are required to maintain operations, our officers and directors have agreed to advance us sufficient capital to allow us to continue operations. We may also be able to obtain more future loans from our shareholders, but there are no agreements or understandings in place currently.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risks

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our president (our principal executive officer, principal accounting officer and principal financial officer) to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of March 31, 2009, the end of the three month period year covered by this report, our president (our principal executive officer, principal accounting officer and principal financial officer) carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (our principal executive officer, principal accounting officer and principal financial officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

There have been no changes in our internal controls over financial reporting that occurred during the three month period ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 1A. Risk Factors

Much of the information included in this quarterly report includes or is based upon estimates, projections or other "forward looking statements". Such forward looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

Such estimates, projections or other "forward looking statements" involve various risks and uncertainties as outlined below. We caution the reader that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other "forward looking statements".

Our common shares are considered speculative during the development of our new business operations. Prospective investors should consider carefully the risk factors set out below.

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

Our management has limited experience with exploring for, starting, and operating a restaurant program. Further, our management has no direct training or experience in these areas and as a result may not be fully aware of many of the specific requirements related to working within the industry. Management's decisions and choices may not take into account standard restaurant or managerial approaches mineral exploration companies commonly use. Consequently our activities, earnings and ultimate financial success could suffer irreparable harm due to managements lack of experience in this industry. As a result we may have to suspend or cease activities which will result in the loss of your investment.

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

In the past, following periods of volatility in the market price of a companys securities, securities class-action litigation has often been instituted. Such litigation, if instituted, could result in substantial costs for us and a diversion of managements attention and resources.

Our stock is a penny stock. Trading of our stock may be restricted by the SECs penny stock regulations which may limit a stockholders ability to buy and sell our stock.

Our stock is a penny stock. The Securities and Exchange Commission has adopted Rule 15g-9 which generally defines penny stock to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and accredited investors. The term accredited investor refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customers account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customers confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchasers written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

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

Item 6. Exhibits

(a)   The following exhibit is filed as part of this report:

        31.1  Certification  of Chief  Executive  Officer and Chief Financial Officer  of  Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a).

         32.1 Certification of Chief Financial Officer and Chief Executive Officer of pursuant of Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized May 14, 2009

May 14, 2009	/s/ "_________________"
Mr. Huaiqian Zhang, President