Form 10-Q/A
period 2009-03-31
Breezer Ventures Inc.
filed 2009-06-11
CIK 1337182

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM - 10-Q/A

AMENDMENT NO. 1

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

604-618-9110

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

EXPLANATORY NOTE FOR FILING OF FORM 10-Q/A

This form 10-Q/A is filed by Breezer Ventures Inc. (the "Company") to replace in its entirety the Form 10-Q that was filed with the Securities and Exchange Commission (the "SEC") on May 18, 2009.

In relation to the Form 10-Q filed on May 18, 2009, the Company had approved, executed and filed the Form 10-Q and the two related Exhibits 31 (Certification As Required by Rule 13a-14(a) or Rule 15d-14(a)) and 32 (Certification Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002).  However,  it was subsequently discovered Exhibits 31 and 32 were missing from the filed version with the SEC.  Accordingly this Form 10-Q/A includes Exhibits 31 and 32.

In addition, this Form 10-Q/A revises the telephone number for the Registrant to replace the telephone number listed in the Form 10-Q filed on May 18, 2009.

This Form 10-Q/A represents the final and approved quarterly report for the quarterly period ended March 31, 2009

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

Item 6. Exhibits

(a)   The following exhibit is filed as part of this report:

        31.1  Certification  of Chief  Executive  Officer and Chief Financial Officer  of  Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a).

         32.1 Certification of Chief Financial Officer and Chief Executive Officer of pursuant of Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized June 10, 2009

June 10, 2009	/s/ "_________________"
Mr. Huaiqian Zhang, President