Form 10-Q/A
period 2008-06-30
Breezer Ventures Inc.
filed 2009-07-21
CIK 1337182

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM - 10Q/A

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

This form 10-Q/A is filed by Breezer Ventures Inc. (the "Company") to replace in its entirety the Form 10-Q that was filed with the Securities and Exchange Commission (the "SEC") on August 8, 2008.

In relation to the Form 10-Q filed on August 8, 2008, the Company had approved, executed and filed the Form 10-Q and the two related Exhibits 31 (Certification As Required by Rule 13a-14(a) or Rule 15d-14(a)) and 32 (Certification Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002).  This 10-Q/A is amended to include the unqualified audit report of the independent registered accounting public accounting firm of Gee and Company which covers the fiscal period of May 15, 2005 (inception) to September 30, 2006.

In addition, this Form 10-Q/A has revised the going concern note (note 2) of the financial statements and the MD&A narratives to include a discussion of actions that management has taken and/or plans to take that will provide opportunity for the company to continue as a going concern..

This Form 10-Q/A represents the final and approved quarterly report for the quarterly period ended June 30, 2008.

1

  Breezer Ventures Inc.

Table of Contents

Part I - FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)

               Report of Independent Registered Public Accounting Firm as at September 3 , 2006..............................................................................2

               Balance Sheets as of June 30, 2008 (Unaudited) and September 30, 2007 .....................................................................................................3

     Statements of Operations for three months and nine ended June 30, 2008 and 2007 (Unaudited) and from the inception date May 18 , 2005 to June 30, 2008 (Unaudited)...4

     Statements of Cash Flows for nine months ended June 30, 2008 and 2007 (Unaudited) and from the inception date May 18 , 2005 to June 30, 2008 (Unaudited)...5

December 26, 2007

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

We do not have the necessary funds to cover the anticipated operating expenses over the next twelve months; it will be necessary for the company to raise additional funds through the issuance of equity securities, through loans or debt financings.  There can be no assurance that we will be successful in raising the required capital or that actual cash requirements will not exceed our estimates.  We do not have any agreements in place for equity financing and or loan and debt financing.  In the event that the Company is unsuccessful in its financing efforts, the Company may seek to obtain short term loans from its director.  However, the director is under no legal obligation to loan further funds to the Company.

 NOTE 3    RELATED PARTY TRANSACTION

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

We do not have the necessary funds to cover the anticipated operating expenses over the next twelve months; it will be necessary for the company to raise additional funds through the issuance of equity securities, through loans or debt financings.  There can be no assurance that we will be successful in raising the required capital or that actual cash requirements will not exceed our estimates.  We do not have any agreements in place for equity financing and or loan and debt financing.  In the event that the Company is unsuccessful in its financing efforts, the Company may seek to obtain short term loans from its director.  However, the director is under no legal obligation to loan further funds to the Company.

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

Item 6: Exhibits

(a)   The following exhibit is filed as part of this report:

        31.1  Certification  of Chief  Executive  Officer and Chief Financial Officer  of  Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a).

         32.1 Certification of Chief Financial Officer and Chief Executive Officer of pursuant of Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized July 19, 2009

July 19, 2009	/s/ "Wei Xue Feng "
Ms. Wei Xue Feng, President

EXHIBIT INDEX

Exhibit	Item
31.1	Certification of Principal Executive and Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002