Form 10-Q
period 2009-06-30
Breezer Ventures Inc.
filed 2009-08-14
CIK 1337182

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number: 333-129229

Breezer Ventures Inc.
(Exact Name of Registrant as Specified in its Charter)

Nevada
(State or other jurisdiction of incorporation or organization)

N/A
(I.R.S. Employer Identification No.)

330 Madison Avenue, 6th Floor
New York, NY 10017
 (Address of principal executive offices)

866-272-2036
(Registrant’s telephone number, Including Area Code)

N/A
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
Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒ No ☐

As of August 7, 2009, the Issuer had 7,650,000 shares of its Common Stock outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report on Form 10-Q (this “Report”) includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements include statements concerning our plans, objectives, goals, strategies, future events, future revenues or performance, capital expenditures, financing needs and other information that is not historical information and, in particular, appear in the section entitled “Management’s Discussion and Analysis or Plan of Operations” and elsewhere in this Report. When used in this Report, the words “estimates,” “expects,” “anticipates,” “forecasts,” “plans,” “intends,” “believes,” “seeks,” “may,” “will,” “should” and variations of these words or similar expressions (or the negative versions of any these words) are intended to identify forward-looking statements. All forward-looking statements, including, without limitation, management’s examination of historical operating trends, are based upon our current expectations and various assumptions. Our expectations, beliefs and projections are expressed in good faith and we believe there is a reasonable basis for them. However, we can give no assurance that management’s expectations, beliefs and projections will be achieved.

There are a number of risks and uncertainties that could cause our actual results to differ materially from the results referred to in the forward-looking statements contained in this Report. Important factors outside the scope of our control could cause our actual results to differ materially from the results referred to in the forward-looking statements we make in this Report. Without limiting the foregoing, if we are unable to acquire approvals or consents from third parties or governmental authorities with respect to our new business model, our plans to commence our new business may become irrevocably impaired.

All forward-looking statements included herein are expressly qualified in their entirety by the cautionary statements contained or referred to in this Report. Except to the extent required by applicable laws and regulations, the Company undertakes no obligation to update these forward-looking statements to reflect events or circumstances after the date of this Report or to reflect the occurrence of unanticipated events.

Unless otherwise provided in this Report, references to the “Company,” the “Registrant,” the “Issuer,” “we,” “us,” and “our” refer to Breezer Ventures Inc.

PART I   FINANCIAL INFORMATION

Breezer Ventures Inc.
(A Development Stage Company)
Balance Sheets
(Unaudited)
	June 30, 2009	September 30, 2008

ASSETS
Current Assets
Cash and cash equivalents	$103	$-
Receivable due from shareholder	-	4,392
Total Current Assets	103	4,392

Property, Plant and Equipment
Furniture and equipment	17,500	17,500
Accumulated depreciation	(12,552)	(10,800)
Total Property, Plant and Equipment	4,948	6,700

TOTAL ASSETS	$5,051	$11,092

LIABILITIES & STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$33,051	$36,666
Advances from related party	38,750	28,950
Total Current Liabilities	71,801	65,616

STOCKHOLDER'S DEFICIT
Preferred Stock, $0.001 par value, 50,000,000 shares authorized, None issued and outstanding
Common Stock, $0.001 par value, 100,000,000 shares authorized 7,650,000 issued and outstanding	7,650	7,650
Additional paid in capital	55,005	52,580
(Deficit) accumulated during the development stage	(129,405)	(114,994)
Total Stockholder's Deficit	(66,750)	(54,524)

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$5,051	$11,092

The accompanying notes are an integral part of these financial statements

Breezer Ventures Inc.
(A Development Stage Company)
Statements of Operations
Three Months and Nine Months Ended June 30, 2009 and 2008 and for the Period From May 18, 2005 (Inception) through June 30, 2009
(Unaudited)

	Three Months Ended		Nine Months Ended		May 18, 2005 (Inception)
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008	to June 30, 2009
General and Administration Expenses
Consulting and professional fees	$600	$1,500	$4,180	$4,500	$52,865
Training costs	-	-			5,000
Management fees	-	-			6,000
Rent	-	3,000	6,000	9,000	44,000
Depreciation	-	876	1,752	2,628	12,552
Other	-	64	294	289	3,833
Interest	747	488	2,185	1,318	5,155
	1,347	5,928	14,411	17,735	129,405

Net (Loss) for the period	$(1,347)	$(5,928)	$(14,411)	$(17,735)	$(129,405)

Net (Loss) per common share	$(0.00)	$(0.00)	(0.00)	(0.00)
Basic and diluted

Weighted Average Number of Common Shares Outstanding
Basic and diluted	7,650,000	7,650,000	7,650,000	7,650,000

 The accompanying notes are an integral part of these financial statements

Breezer Ventures Inc.
(A Development Stage Company)
Statements of Cash Flows
Nine Months Ended June 30, 2009 and
the Period From May 18, 2005 (Inception) through June 30, 2009
(Unaudited)

	Nine Months Ended		May 18, 2005 (Inception)
	June 30, 2009	June 30, 2008	to June 30, 2009
Cash Flows from Operating Activities
Net (loss) for the period	$(14,411)	$(17,735)	$(129,405)
Adjustments to reconcile net loss to cash used in operating activities
Depreciation	1,752	2,628	12,552
Imputed interest on related party transactions	2,185	1,318	5,155
Changes in:
Accounts Payable and Accrued Liabilities	(3,615)	8,700	33,051
Net Cash Flow Used in Operating Activities	(14,089)	(5,089)	(78,647)

Cash Flows from Investing Activities
Accounts payable and accrued liabilities	-	-	(17,500)
Net Cash Flow Used in Investing Activities	-	-	(17,500)

Cash Flows from Financing Activities
Loans from shareholder	9,800	5,200	38,750
Issuance of Common Stock	-		57,500
Net Cash Provided by Financing Activities	9,800	5,200	96,250

Net Change in Cash	(4,289)	111	103

Cash at Beginning of Period	4,392	25	--
Cash at End of Period	$103	$136	$103

Supplemental Disclosures of Cash Flow Information
Cash paid for Interest	$-	$-	$-
Cash paid for Income Taxes	-	-	-

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

NOTE 2 - GOING CONCERN

Breezer's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. Since inception, the Company has accumulated losses aggregating to $129,405 and has insufficient working capital to meet operating needs for the next twelve months as of June 30, 2009, all of which raise substantial doubt about Breezer's ability to continue as a going concern.

NOTE 3 - RELATED PARTY TRANSACTION

A director loaned $9,800 to the Company during the period ended June 30, 2009, which is unsecured, non interest bearing, with no specific terms of repayment. The amount due the director is $38,750 and $28,950 at June 30, 2009 and September 30, 2008, respectively.

Imputed interest at 8% in the amount of $2,185 has been included as an increase to additional paid in capital for the nine months ended June 30, 2009.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Plan of Operations

We were incorporated in the State of Nevada on May 18, 2005.  Our fiscal year end is September 30th.  The Company’s original business plan was to own and operate restaurants in North America.  We subsequently changed our business model to that of opening a restaurant serving modern, fusion-style Indian cuisine in Beijing, China. We expected that such restaurant would commence operations at the end of December, 2009.  We have now abandoned that business model, and have no plans to open a restaurant.

Previously, our principal executive offices were located in Beijing, China.  Our address has changed to 330 Madison Avenue, 6th Floor, New York, NY 10017 and our telephone number is now 866-272-2036.  On January 30, 2009, Wei Xue Feng, a director, President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer of our Company resigned.  Huaiqian Zhang was appointed a director, President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer of our company.

On June 25, 2009, Huaiqian Zhang resigned from his positions.  Prior to Mr. Zhang’s resignation, he appointed Shawn Sim to the Company’s Board of Directors and as the Company’s new  President, Chief Executive Officer, Treasurer and Secretary.  There are no agreements or understandings yet regarding Mr. Sim’s compensation.

At the present time, the Company is exploring and considering various potential business opportunities.

Revenues and Expenses

The Company has not generated any revenues since its inception.

The Company incurred general and administration expenses of $1,347 for the three months ended June 30, 2009.  For the three months ended June 30, 2008, the Company experienced general and administration expenses of $5,928.  Since the Company's inception, the Company has incurred total general and administration expenses of $129,405. The majority of the expenses incurred by the Company have been related to the Company's offices and expenses related to maintaining the Company's status as a publicly reporting company, including legal, accounting and filing fees.

For the three months ended June 30, 2009, the Company experienced a net loss of $1,347.

Should the Company commence operations in the near future, its expenses are anticipated to increase considerably.

Liquidity and capital resources

The Company has earned no revenues since its inception.  From inception until the date of this filing, we have had no material operating activities.  Our current cash balance as of the date of this Report is $103.  We anticipate that our current cash balance will not satisfy our cash needs for the following twelve-month period.  There can be no assurance that we will be successful in finding financing, or even if financing is found, that we will be successful in commencing operations.

During the three months period ended June 30, 2009, the Company satisfied its working capital needs from loans from its Director.  As of June 30, 2009, the Company has cash on hand in the amount of $103.  Management does not expect that the current level of cash on hand will be sufficient to fund our operation for the next twelve month period.  We may also be able to obtain more future loans from our shareholders, but there are no agreements or understandings in place currently.

We believe that we will require additional funding to expand our business and ensure its future profitability. We anticipate that any additional funding will be in the form of equity financing from the sale of our common stock.  However, we do not have any agreements in place for any future equity financing.  In the event we are not successful in selling our common stock, we may also seek to obtain short-term loans from certain of our shareholders.

Off Balance Sheet Arrangements

As of June 30, 2009, we did not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Pursuant to permissive authority under Regulation S-K, Rule 305, we have omitted Selected Financial Data.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We  carried out an evaluation, under the supervision and with the participation   of  our  management,  including   our   principal executive  officer  and  principal  financial  officer,  of   the effectiveness  of  our  disclosure controls  and  procedures  (as defined  in  Rules  13a-15(e) and 15d-15(e) of the  Exchange  Act (defined  below)).   Based  upon that evaluation,  our  principal executive officer and principal financial officer concluded that, as  of  the  end  of  the  period covered  in  this  report,  our disclosure controls and procedures were effective to ensure  that information required to be disclosed in reports filed  under  the Securities Exchange Act of 1934, as amended (the "Exchange  Act") is  recorded,  processed,  summarized  and  reported  within  the required time periods and is accumulated and communicated to  our management,   including  our  principal  executive  officer   and principal  financial  officer, as  appropriate  to  allow  timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

In addition, our management with the participation of our Principal Executive Officer and Principal Financial Officer have determined that no change in our internal control over financial reporting occurred during or subsequent to the quarter ended June 30, 2009 that has materially affected, or is (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Securities Exchange Act of 1934) reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Company is not, and has not been during the period covered by this Quarterly Report, a party to any legal proceedings.

ITEM 1A.	RISK FACTORS

Not Applicable.

ITEM 2:	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3:	DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4:	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to the vote of the Company’s security holders during the period covered by this Quarterly Report.

ITEM 5:	OTHER INFORMATION

Not Applicable.

ITEM 6.	EXHIBITS

Exhibit	Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BREEZER VENTURES INC.

By:	/s/ Shawn Sim
	Name:	Shawn Sim
	Title:	Chief Executive Officer and Chief Financial Officer

Date: August 14, 2009