Form 10-Q/A
period 2008-06-30
Breezer Ventures Inc.
filed 2009-10-07
CIK 1337182

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
Amendment No. 2

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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
Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of June 30, 2008, the Issuer had 7,650,000 shares of its Common Stock outstanding.

Explanatory Note: This amendment to the Company’s Quarterly Report on Form 10-Q/A for the period ended June 30, 2008 has been filed in response to comments received by the Company from the U.S. Securities and Exchange Commission. All disclosures herein refer to the fiscal quarter ended June 30, 2008 except as otherwise indicated.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report on Form 10-Q (this “Report”) includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements include statements concerning our plans, objectives, goals, strategies, future events, future revenues or performance, capital expenditures, financing needs and other information that is not historical information and, in particular, appear in the section entitled “Management’s Discussion and Analysis or Plan of Operations” and elsewhere in this Report. When used in this Report, the words “estimates,” “expects,” “anticipates,” “forecasts,” “plans,” “intends,” “believes,” “seeks,” “may,” “will,” “should” and variations of these words or similar expressions (or the negative versions of any these words) are intended to identify forward-looking statements. However, as we issue “penny stock,” as such term is defined in Rule 3a51-1 promulgated under the Exchange Act, we are ineligible to rely on these safe harbor provisions. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of our Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  All forward-looking statements, including, without limitation, management’s examination of historical operating trends, are based upon our current expectations and various assumptions. Our expectations, beliefs and projections are expressed in good faith and we believe there is a reasonable basis for them. We can give no assurance that management’s expectations, beliefs and projections will be achieved.

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

PART I   FINANCIAL INFORMATION

Item 1.    Financial Statements
Breezer Venture Inc.
(A Development Stage Company)
Balance Sheets
(Unaudited)

	June 30,	September 30,
	2008	2007

ASSETS
Current Assets
Cash and Cash Equivalents	$136	$25
Total Current Assets	136	25

Property Plant and Equipment
Furniture and Equipment, net of accumulated depreciation of $9,924 and $7,296, respectively	7,576	10,204

Total Assets	$7,712	$10,229

LIABILITIES AND STOCKHOLDER'S DEFICIT
Current Liabilities
Accounts Payable and Accrued Liabilities	$24,950	$16,250
Shareholder Loan	24,450	19,250
Total Current Liabilities	49,400	35,500

Stockholder's Deficit
Preferred stock, $.001 par value, 50,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $.001 par value, 50,000,000 shares authorized, 7,650,000 shares issued and outstanding at June 30, 2008 and September 30, 2007, respectively	7,650	7,650
Additional Paid In Capital	52,223	50,905
Deficit accumulated during the exploration stage	(101,561)	(83,826)
Total Stockholder's Deficit	(41,6588)	(25,271)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$7,712	$10,229

The accompanying notes are an integral part of these unaudited financial statements.

BREEZER VENTURES INC.
(A Development Stage Company)
Statements of Operations
Three and Nine Months Ended June 30, 2008 and 2007 and the Period From
May 18, 2005 (Inception) through June 30, 2008
(Unaudited)

					Inception Date of
	Three Months		Nine Months		May 18,
	Ended		Ended		2005 to
	June 30,		June 30,		June 30,
	2008	2007	2008	2007	2008

General and Administrative Expenses
Consulting and Professional Fees	$1,500	$1,275	$4,500	$2,310	$40,429
Training Costs	-	-	-	-	5,000
Management Fees	-	-	-	-	6,000
Rent	3,000	3,000	9,000	9,000	35,000
Depreciation	876	876	2,628	2,628	9,924
Other expenses	64	34	289	118	2,835
Interest expenses	488	-	1,318	-	2,373
Net Loss for the Period	$(5,928)	$(5,185)	$(17,735)	$(14,081)	$(101,561)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted Average Number of Shares outstanding - Basic and Diluted	7,650,000	7,650,000	7,650,000	7,650,000

The accompanying notes are an integral part of these unaudited financial statements.

BREEZER VENTURES INC.
(A Development Stage Company)
Statements of Cash Flows
Nine Months Ended June 30, 2008 and 2007 and the Period From
May 18, 2005 (Inception) through June 30, 2008
(Unaudited)

			Inception Date of
	Nine Months		May 18,
	Ended		2005 to
	June 30,		June 30,
	2008	2007	2008
Cash Flows from Operating Activities

Net Loss	$(17,735)	$(14,081)	$(101,561)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	2,628	2,628	9924
Imputed interest on shareholder loan	1,318	-	2,373
Changes in:
Accounts Payable and Accrued Liabilities	8700	(4,000)	24950
Net cash used for operating activities	(5,089)	(14,453)	(64,314)

Cash Flows from Investment Activities
Purchase of Fixed Assets	-	-	(17,500)
Net Cash used in investing activities	-	-	(17,500)

Cash Flows from Financing Activities
Proceeds from shareholder loan	5,200	15,750	24,450
Capital issued	-	-	57,500
Net cash provided by financing activities	5,200	15,750	81.950

Net change in Cash	111	297	136

Cash, beginning of period	25	733	-
Cash, end of period	$136	$1,030	$136

Supplemental Disclosure of Cash Flows Information
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

Breezer Ventures, Inc.
(A Development Stage Company)
Notes to Financial Statements
(unaudited)

NOTE 1	BASIS OF PRESENTATION

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

Imputed interest at 8% in the amount of $1,318 has been included as an increase to additional paid in capital for the nine months ended June 30, 2008.

NOTE 4	SUBSEQUENT EVENTS

The Company is no longer in the restaurant business.  At the present time, the Company is exploring and considering various potential business opportunities.

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

We were incorporated in the State of Nevada on May 18, 2005.  Our fiscal year end is September 30th.  The Company’s original business plan was to own and operate restaurants in North America.  We intended to commence operations as a causal, fine-dining restaurant serving modern, fusion-style Indian cuisine. On September 30, 2005, we signed an asset purchase agreement with Big-On-Burgers Restaurants to purchase the furniture and capital equipment of their restaurant. Our intention was to completely renovate the interior and exterior of the present restaurant in order to convert the current fast food restaurant into our white table cloth restaurant. The address of the restaurant site was 31390 South Fraser Way, Abbotsford, British Columbia.

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

Results of Operations

The Company has not generated any revenues since its inception.

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

Liquidity and capital resources

The Company has earned no revenues since its inception.  From inception until the date of this filing, we have had no material operating activities.  During the nine month period ended June 30, 2008, the Company satisfied its working capital needs by using shareholder loans from the Company's sole director.  As of June 30, 2008, the Company has cash on hand in the amount of $136. Management does not expect that the current level of cash on hand will be sufficient to fund our operations for the next twelve month period; it will be necessary for the company to raise additional funds through the issuance of equity securities, through loans or debt financings.  There can be no assurance that we will be successful in raising the required capital or that actual cash requirements will not exceed our estimates.  We do not have any agreements in place for equity financing and or loan and debt financing.  In the event that the Company is unsuccessful in its financing efforts, the Company may seek to obtain short term loans from its director.  However, the director is under no legal obligation to loan further funds to the Company.  We may also be able to obtain loans from our shareholders, but there are no agreements or understandings in place currently.

Off Balance Sheet Arrangements

As of June 30, 2008, we did not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Pursuant to permissive authority under Regulation S-K, Rule 305, we have omitted Selected Financial Data.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the articipation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act (defined below)).  Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended (the "Exchange Act") is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

In addition, our management with the participation of our Principal Executive Officer and Principal Financial Officer have determined that no change in our internal control over financial reporting occurred during or subsequent to the quarter ended June 30, 2008 that has materially affected, or is (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Securities Exchange Act of 1934) reasonably likely to materially affect, our internal control over financial reporting.

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

Date: October 7, 2009