Form 10-K/A
period 2008-09-30
Breezer Ventures Inc.
filed 2009-10-07
CIK 1337182

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K/A
Amendment No. 1

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: September 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number:   333-129229

Breezer Ventures Inc.
(Exact Name of Registrant as Specified in its Charter)

Nevada	N/A
(State of other jurisdiction of	(IRS Employer Identification
incorporation or organization)	Number)

330 Madison Avenue, 6th Floor
New York, NY 10017
 (Address of principal executive offices)

866-272-2036
 (Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act: Common Stock, par value $0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $26,500 at March 31, 2008.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: The Issuer had 7,650,000 shares of Common Stock, par value $.001, outstanding as of September 30, 2008.

Explanatory Note: This amendment to the Company’s Annual Report on Form 10-K for the period ended September 30, 2008 has been filed in response to comments received by the Company from the U.S. Securities and Exchange Commission.  All disclosures herein refer to the fiscal year ended September 30, 2008 except as otherwise indicated.

FORWARD-LOOKING STATEMENTS

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

PART I

ITEM 1:	BUSINESS

About Our Company

Breezer Ventures Inc. was incorporated in the state of Nevada on May 18, 2005. As of the end of the period covered by this Report, we intended to commence operations as a causal, fine-dining restaurant serving modern, fusion-style Indian cuisine. On September 30, 2005, we signed an asset purchase agreement with Big-On-Burgers Restaurants to purchase the furniture and capital equipment of their restaurant. Our intention was to open our restaurant concept in the city of Beijing, China. We expected the grand opening of our new restaurant/lounge to occur at the end of December 2009.

On September 30, 2005, the Company signed an asset purchase agreement with Big-On-Burgers Restaurant to purchase outright the furniture and equipment related to the Big-On-Burgers' restaurant located in Abbotsford, British Columbia. The asset purchase agreement became effective on the date of the signing of the agreement. In consideration for the inventory and equipment listed in the asset purchase agreement, we agreed to pay the following fees: We agreed to issue 350,000 shares of our common stock to Big-On-Burgers Restaurants upon the signing of the asset purchase agreement.

Other than the items mentioned above, we were not required to make any other types of payments to Big-On-Burgers Restaurant for the assets being purchased.

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

We currently have not advanced beyond the business plan state from our inception through the date of this filing. During June and July of 2005, we received initial funding through the sale of common stock to investors. From inception until the date of this filing, we have had no material operating activities. Our current cash balance is $0 as of September 30, 2008.

The Company does not have the necessary funds to cover the anticipated operating expenses over the next twelve months. It will be necessary for the Company to raise additional funds through the issuance of equity securities, through loans or debt financings.  There can be no assurance that the Company will be successful in raising the required capital or that actual cash requirements will not exceed our estimates.  We do not have any agreements in place for equity financing and or loan and debt financing.  In the event that the Company is unsuccessful in its financing efforts, the Company may seek to obtain short term loans.  There can be no assurance that we will be successful in finding financing, or even if financing is found, that we will be successful in achieving profitable operations.

As of the end of the period covered by this Report, our principal executive offices were located at 202 - 351 No. 13 Mai ZiDian Zao Ying Bei Li, Chaoyang District, Beijing, 100024 and our telephone number was 011-852-131-4607-6574. Subsequent to the period covered by this Report, the Company changed its address.  Our fiscal year end is September 30th.

Purchase of Significant Equipment

As of the end of the period covered by this Report, we did not intend to purchase any significant equipment (excluding restaurant development activities) over the twelve months ending September 30, 2009.

Revenue

As of the date of this filing, we have not generated any revenues, as we have had no operational activities.

Insurance

Currently, we have no insurance coverage.

Employees

Currently our only employees are our directors and officers. We do not expect any material changes in the number of employees over the next 12 month period. We do and will continue to outsource contract employment as needed. However, with project advancement and if we are successful in our initial and any subsequent operations, we may retain additional employees.

Subsequent Events

The Company has abandoned its previous business model, and has no plans to open a restaurant.   As of the date of the filing of this Report, the Company is exploring and considering various potential business opportunities.

Subsequent to the end of the period covered by this Report, our address has changed to 330 Madison Avenue, 6th Floor, New York, NY 10017 and our telephone number is now 866-272-2036.  On January 30, 2009, Wei Xue Feng, a director, President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer of our Company resigned.  Huaiqian Zhang was appointed a director, President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer of our Company.

On June 25, 2009, Huaiqian Zhang resigned from his positions.  Prior to Mr. Zhang’s resignation, he appointed Shawn Sim to the Company’s Board of Directors and as the Company’s new President, Chief Executive Officer, Treasurer and Secretary.  As of the date of the filing of this Report, there are no agreements or understandings regarding Mr. Sim’s compensation.

On September 2, 2009, the Board of Directors of the Company declared the payment of a stock dividend consisting of three (3) additional shares of the Company’s common stock for each one (1) share of the Company’s common stock held as of the record date.  The record date was September 14, 2009.  In connection with this stock dividend, the ownership of stockholders possessing 7,650,000 shares of the Company’s Common Stock was increased to 30,600,000 shares of common stock.

Where You Can Find More Information

The Company is a “reporting company.” We expect to continue to file annual, quarterly and other requisite filings with the U.S. Securities and Exchange Commission (the “SEC”).  Members of the public may read and copy any materials which we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Members of the public may obtain additional information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an internet site that contains reports, proxy and information statements, as well as other information regarding issuers that file electronically with the SEC. This site is located at http://www.sec.gov.

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

The Risks associated with Breezer Ventures Inc. as of the end of the period covered by this Report included the following:

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

Our management has limited experience with exploring for, starting, and operating a restaurant. Further, our management has no direct training or experience in these areas and as a result may not be fully aware of many of the specific requirements related to working within the industry. Management's decisions and choices may not take into account standard restaurant or managerial approaches mineral exploration companies commonly use. Consequently our activities, earnings and ultimate financial success could suffer irreparable harm due to management's lack of experience in this industry. As a result we may have to suspend or cease activities which will result in the loss of your investment.

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

ITEM 2:	PROPERTIES

Executive Offices

As of the end of the period covered by this Report, our principal offices were located at 202 - 351 No. 13 Mai ZiDian Zao Ying Bei Li, Chaoyang District, Beijing, China, 100024, Beijing, 100024. Our telephone number at our principal office was 011-852-131-4607-6574.  We believe that our office space and facilities are sufficient to meet our present needs and do not anticipate any difficulty securing alternative or additional space, as needed, on terms acceptable to us.

Subsequent to the end of the period covered by this Report, our address has changed to 330 Madison Avenue, 6th Floor, New York, NY 10017 and our telephone number is now 866-272-2036.

ITEM 3:	LEGAL PROCEEDINGS

There are no existing, pending or threatened legal proceedings involving Breezer Ventures Inc., or against any of our officers or directors as a result of their involvement with the Company.

ITEM 4:	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fiscal period ended September 30, 2008.

PART II

ITEM 5:	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

There are no outstanding options or warrants or convertible securities to purchase our common equity.

The Company has never issued securities under and does not have any equity compensation plan.

We did not purchase any of our shares of common stock or other securities during our fiscal year ended September 30, 2008.

ITEM 6:	SELECTED FINANCIAL DATA

	As of	As of	As of	As of
	September 30, 2008	September 30, 2007	September 30, 2006	September 30, 2005
Balance Sheet
Total Assets	$11,092	$10,229	$14,441	$23,378
Total Liabilities	$65,616	$35,500	$17,500	$3,500
Stockholders Equity (Deficit)	$(54,524)	$(25,271)	$(3,059)	$19,878

	For the	For the	For the	From Inception
	Year ended	Year Ended	Year Ended	to
	September 30, 2008	September 30, 2007	September 30, 2006	September 30, 2005
Income Statement
Revenues	$-	$-	$-	$-
Total Expenses	$31,168	$23,267	$23,688	$37,622
Net Loss	$(31,168)	$(23,267)	$(23,688)	$(37,622)

ITEM 7:	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

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

Breezer Ventures Inc. was incorporated in the state of Nevada on May 18, 2005. As of the end of the period covered by this Report, we intended to commence operations as a causal, fine-dining restaurant serving modern, fusion-style Indian cuisine. On September 30, 2005, we signed an asset purchase agreement with Big-On-Burgers Restaurants to purchase the furniture and capital equipment of their restaurant. Our intention is to open our restaurant concept in the city of Beijing, China. We expected the grand opening of our new restaurant/lounge to occur at the end of December 2009.

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

Cash Requirements

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

Our auditors have issued a going concern opinion for the year ended September 30, 2008. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any significant revenues and no significant revenues are anticipated until our commercial operations begin. As we had cash in the amount of $0 and a working capital deficit in the amount of $61,224 as of September 30, 2008, we do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months. We will require additional funds to implement our operations. These funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares. There can be no assurance that we will be successful in raising the required capital or that actual cash requirements will not exceed our estimates.  We currently do not have any arrangements in place for the completion of any debt financings or private placement financings and there is no assurance that we will be successful in completing any debt financing or private placement financing.  In the event that the Company is unsuccessful in its financing efforts, the Company may seek to obtain short term loans.

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

Purchase of Significant Equipment

As of the end of the period covered by this Report, we did not intend to purchase any significant equipment over the twelve months ending September 30, 2009.

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

Subsequent Events

The Company has abandoned its previous business model, and has no plans to open a restaurant.   As of the date of the filing of this Report, the Company is exploring and considering various potential business opportunities.

Subsequent to the end of the period covered by this Report, our address has changed to 330 Madison Avenue, 6th Floor, New York, NY 10017 and our telephone number is now 866-272-2036.  On January 30, 2009, Wei Xue Feng, a director, President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer of our Company resigned.  Huaiqian Zhang was appointed a director, President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer of our Company.

On June 25, 2009, Huaiqian Zhang resigned from his positions.  Prior to Mr. Zhang’s resignation, he appointed Shawn Sim to the Company’s Board of Directors and as the Company’s new  President, Chief Executive Officer, Treasurer and Secretary.  As of the date of the filing of this Report, there are no agreements or understandings regarding Mr. Sim’s compensation.

ITEM 7A:	QUANITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We did not have any operations which implicated market risk as of the end of the latest fiscal year.

ITEM 8:	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required to be filed pursuant to this Item 8 begin on page F-1 of this report.

ITEM 9:	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A:	CONTROLS AND PROCEDURES

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

ITEM 9B:	OTHER INFORMATION

None.

PART III

ITEM 10:	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CORPORATE GOVERNANCE

Officers and Directors

Each of our directors serves until his or her successor is elected and qualified. Each of our officers is elected by the board of directors to a term of one (1) year and serves until his or her successor is duly elected and qualified, or until he or she is removed from office. The board of directors has no nominating, auditing or compensation committees.

The name, age, and position of our officers and directors as of the end of the period covered by this Report are set forth below:

Name	Age	Position Held
Huaiqian Zhang	28	President, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer, Treasurer, Secretary, and Director

Each director serves until our next annual meeting of the stockholders or unless they resign earlier. The Board of Directors elects officers and their terms of office are at the discretion of the Board of Directors.

Background of officers and directors

In 2006, Mr. Zhang graduated from University of Yantai in China with degree in law. In 2006, Mr. Zhang worked at the People's court of Jilin in Chang Chun, China. In 2007, Mr. Zhang was an intellectual property rights consultant for Shanghai ZhongShan Group in Shanghai, China. In 2007, Mr. Zhang was a corporation law consultant for Shangahi Aoyin Group in Shanghai, China. Presently, Mr. Zhang is pursuing a master's degree in criminal law at the University of Shanghai.

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

Code of Ethics

The Company has adopted code of ethics for all of the employees, directors and officers which has been filed with the U.S. Securities and Exchange Commission.

ITEM 11:	EXECUTIVE COMPENSATION

Executive Compensation

The compensation paid to the following persons:

(a)	our principal executive officer;

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

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)		Bonus ($)		Stock Awards ($)		Option Awards ($)		Non- Equity Incentive Plan Compensa- tion ($)		Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)		All Other Compensa- tion ($)		Total ($)
Huaiqian Zhang (1)	2008
President, Chief	2007	$	Nil	$	Nil	$	Nil	$	Nil	$	Nil	$	Nil	$	Nil	$	Nil
Executive Officer,		$	N/A	$	N/A	$	N/A	$	N/A	$	N/A	$	N/A	$	N/A	$	N/A
Secretary and
Treasurer
Wei Xue Feng (2)
Former President,	2008	$	Nil	$	Nil	$	Nil	$	Nil	$	Nil	$	Nil	$	Nil	$	Nil
Chief Executive	2007	$	N/A	$	N/A	$	N/A	$	N/A	$	N/A	$	N/A	$	N/A	$	N/A
Officer,
Secretary and
Treasurer
Angeni Singh(3)	2008
Former President,	2007	$	Nil	$	Nil	$	Nil	$	Nil	$	Nil	$	Nil	$	Nil	$	Nil
Secretary and		$	Nil	$	Nil	$	Nil	$	Nil	$	Nil	$	Nil	$	Nil	$	Nil
Treasurer

(1)	Huaiqian Zhang was appointed as an officer and director on January 26, 2009.

(2)	Wei Xue Feng was appointed as an officer and director on May 2, 2008 and resigned on January 26, 2009.

(3)	Angeni Singh resigned as an officer and director of the Company on May 1, 2008.

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

The following table sets forth, as of September 30, 2008, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated. The address for each person is our address at 202 - 351 No. 13 Mai ZiDian Zao Ying Bei Li, Chaoyang District, Beijing, China, 100024, Beijing, 100024.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Huaiqian Zhang	Nil	0%

Directors and Executive Officers as a Group	Nil	0.	%

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

Transactions with Independent Directors

There were no transactions with any independent directors.

ITEM 13:	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Not applicable.

ITEM 14:	PRINCIPAL ACCOUNTANT FEES AND SERVICES

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

Audit-Related Fees

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

2008 - $0                M&K CPAS, PLLC

2007 - $0                M&K CPAS, PLLC

All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2008 - $0                     M&K CPAS, PLLC

2007 - $0                     M&K CPAS, PLLC

PART IV

ITEM 15:	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements. The Index to the Consolidated Financial Statements is found on page F-1 of this Report.

Exhibit No.	Description of Exhibits

Exhibit 3.1
Articles of Incorporation of the Company, incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form SB-2, filed with the Securities and Exchange Commission on October 25, 2005.

Exhibit 3.2	Bylaws of the Company, incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form SB-2, filed with the Securities and Exchange Commission on March 2, 2005.

Exhibit 10.1	Asset Purchase Agreement, incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form SB-2, filed with the Securities and Exchange Commission on October 25, 2005.

Exhibit 14.1	Code of Ethics, incorporated by reference to Exhibit 14.1 to the Company’s Report on Form 10-K, filed with the Securities and Exchange Commission on February 13, 2009.

Exhibit 21	List of Subsidiaries.

Exhibit 31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BREEZER VENTURES INC.

By:	/s/ Shawn Sim
	Name:	Shawn Sim
	Title:	Principal Executive Officer
Principal Financial Officer and
Principal Accounting Officer

Dated:   October 7, 2009

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Shawn Sim
Name:	Shawn Sim
Title:	Director
Dated:	October 7, 2009

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

Vancouver, BC, Canada	/s/ "Gordon K.W. Gee"
December 27, 2007	CHARTERED ACCOUNTANT

Breezer Ventures Inc.

(A Development Stage Company)

Balance Sheets

	September 30, 2008	September 30, 2007
ASSETS
Current Assets

Cash and cash equivalents	$-	$25
Receivable due from officer	4,392	-
Total Current Assets	4,392	25

Property, Plant and Equipment
Furniture and equipment	17,500	17,500
Accumulated depreciation	(10,800)	(7,296)
	6,700	10,204

TOTAL ASSETS	$11,092	$10,229

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued liabilities	$36,666	$16,250
Advances from related party	28,950	19,250
Total Current Liabilities	65,616	35,500

Stockholders' Deficit

Preferred Stock, $0.001 par value
50,000,000 authorized, none issued and outstanding	-	-
Common stock, $0.001 par value,
100,000,000 authorized,
10,500,000 shares issued and outstanding , respectively	7,650	7,650
Additional paid in capital	52,820	50,905
Deficit accumulated during the development stage	(114,994)	(83,836)
Total Stockholders' Deficit	(54,524)	(25,271)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$11,092	$10,229

See Accompanying Summary of Accounting Policies and Notes to Financial Statements

Breezer Ventures Inc.

(A Development Stage Company)

Statements of Operations

	For the Year Ended September 30, 2008	For the Year Ended September 30, 2007	May 18, 2005 (Inception), to September 30, 2008
General and Administrative Expenses
Consulting and Professional Fees	$13,315	$4,310	$48,685
Training Costs	-	-	5,000
Management Fees	-	-	6,000
Rent	12,000	12,000	38,000
Depreciation	3,504	3,504	10,800
Other	434	2,398	3,539
Interest	1,915	1,055	2,970
Total Expenses	31,168	23,267	114,994
Net (Loss)	$(31,168)	$(23,267)	$(114,994)

Net Loss per Common Share
Basic and diluted	$(0.00)	$(0.00)

Weighted Average Number of Shares Outstanding
Basic and diluted	7,650,000	7,650,000

See Accompanying Summary of Accounting Policies and Notes to Financial Statements

Breezer Ventures Inc.

(A Development Stage Company)

Statements of Cash Flows

	For the Year Ended September 30, 2008	For the Year Ended September 30, 2007	May 18, 2005 (Inception), to September 30, 2008
Cash Flows from
Operating Activities
Net (Loss) for the Period	$(31,168)	$(23,267)	$(114,994)
Adjustments to reconcile net loss to cash used in
operating activities:
Depreciation	3,504	3,504	10,800
Imputed interest on shareholder advances	1,915	1,055	2,970
Changes in:
Due from shareholder	(4,392)		(4,392)
Accounts payable and accrued liabilities	20,416	2,250	36,666
Net cash used in operating activities	(9,725)	(16,458)	(68,950)

Cash Flows from Investing Activities
Investment in property, plant, and equipment	-	-	(17,500)
Net cash used in investing activities	-	-	(17,500)

Cash Flows from Financing Activities
Proceeds from shareholder loan	9,700	15,750	28,950
Issuance of common stock	-	-	57,500
Net cash provided by financing activities	9,700	15,750	86,450

Net change in cash	(25)	(708)	-

Cash, Beginning of Period	25	733	-
Cash, End of Period	$-	$25	$-

Supplemental Disclosures of Cash Flow Information

Cash Paid for interest	-	-	-
Cash Paid for income tax	-	-	-

See Accompanying Summary of Accounting Policies and Notes to Financial Statements

Breezer Ventures Inc.

(A Development Stage Company)

Statements of Stockholders' Equity (Deficit)

From May 18, 2005 (Inception) to September 30, 2008

	Common Stock	Common Stock	Additional	Deficit Accumulated During the Development	Total Stockholder's
	Shares	Amount	Paid In Capital	Stage	Equity (Deficit)

Balances - May 18, 2005	-	$-	$-	$-	$-

Founder's shares issued	5,000,000	5,000	-	-	5,000
Shares issued for cash	2,650,000	2,650	49,850	-	52,500

Net Loss	-	-	-	(36,871)	(36,871)

Balance, September 30, 2005	10,500,000	7,650	49,850	(36,871)	20,629

Net Loss	-	-	-	(23,688)	(23,688)

Balances - September 30, 2006	10,500,000	$7,650	$49,850	$(60,559)	$(3,059)

Imputed interest on shareholder loan			1,055		1,055

Net Loss	-	-	-	(23,267)	(23,267)

Balances - September 30, 2007	10,500,000	$7,650	$50,905	$(83,826)	$(25,271)

Imputed interest on shareholder loan			1,915		1,915

Net Loss	-	-	-	(31,168)	(31,168)

Balances - September 30, 2008	10,500,000	$7,650	$52,820	$(114,994)	$(54,524)

See Accompanying Summary of Accounting Policies and Notes to financial Statements

Breezer Ventures Inc.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

Note 1    Incorporation and Operating Activities

Breezer Ventures Inc. was incorporated on May 18, 2005, under the laws of the State of Nevada, U.S.A. Operations, as a development stage company started on that date.

We intend to commence operations as a casual, fine-dining restaurant serving modern, fusion-style Indian cuisine in Beijing, China. On September 30, 2005, we signed an asset purchase agreement with Big-On-Burgers Restaurants to purchase the supplies and capital equipment of their restaurant. As of the end of the period covered by this Report, we expected the grand opening of our new restaurant/lounge to occur at the end of December 2009.

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

Impairment of Long Lived Assets

Long-lived assets are reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets". Under SFAS No. 144, long-lived assets are tested for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. An impairment charge is recognized or the amount, if any, which the carrying value of the asset exceeds the fair value.

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

Fair Value of Financial Instruments

The respective carrying value of certain on-balance sheet financial instruments approximate their fair values.  These financial statements include cash, receivables, advances receivable, cheques issued in excess of cash, accounts payable and property obligations payable.  Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.  Unless otherwise noted, fair values were assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand.

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

The Company does not have the necessary funds to cover the anticipated operating expenses over the next twelve months. It will be necessary for the company to raise additional funds through the issuance of equity securities, through loans or debt financings.  There can be no assurance that the Company will be successful in raising the required capital or that actual cash requirements will not exceed our estimates.  We do not have any agreements in place for equity financing and or loan and debt financing.  In the event that the Company is unsuccessful in its financing efforts, the Company may seek to obtain short term loans.

Note 4    Due from Shareholder

The receivable shown as due from the shareholder was not an extension of credit from the Company.  The Company elected to transfer funds from a US bank account to a foreign bank account and as a result, closed its US bank account.  In order to facilitate this process, a shareholder, Angeni Singh, held these funds as a custodian for the Company until such time as the necessary requirements could be met and such funds could be transferred to the foreign account. Subsequently, however, the Company elected to transfer these funds to another US bank account. The cash balance of $4,392 is shown as a receivable from a shareholder as of September 30, 2008.  Subsequent to that date, the shareholder deposited these funds into the Company’s bank account.  This amount was not, however, a loan to or from the Company.  The Company did not make a personal loan to any officer, director or shareholder.

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

The deferred tax asset at September 30, 2008 and 2007 is as follows:

	2008	2007
Deferred Tax Asset arising from Net Operating Loss Carry-forwards	$40,248	$29,339
Valuation allowance	(40,248)	(29,339)
Net deferred tax asset	$-	$-

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

Note 8    Subsequent Events

The Company has abandoned its previous business model, and has no plans to open a restaurant.   As of the date of the filing of this Report, the Company is exploring and considering various potential business opportunities.