Form 10-K
period 2009-09-30
Breezer Ventures Inc.
filed 2010-01-20
CIK 1337182

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: September 30, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number:   333-129229

Breezer Ventures Inc.
(Exact Name of Registrant as Specified in its Charter)

Nevada	N/A
(State of other jurisdiction of	(IRS Employer Identification
incorporation or organization)	Number)

Room 1707, 17th Floor, CTS Center
219 Zhong Shan Wu Road
Guangzhou, China, 510030
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $2,650 at March 31, 2009.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: The Issuer had 30,600,000 shares of Common Stock, par value $.001, outstanding as of September 30, 2009.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The following cautionary statements identify important factors that could cause our actual results to differ materially from those projected in forward-looking statements made in this Annual Report on Form 10-K (this “Report”) and in other reports and documents published by us from time to time. Any statements about our beliefs, plans, objectives, expectations, assumptions, future events or performance are not historical facts and may be forward-looking. These statements are often, but not always, made through the use of words or phrases such as “believes,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimated,” “intend,” “plan,” “projection,” “outlook” and the like, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). However, as we issue “penny stock,” as such term is defined in Rule 3a51-1 promulgated under the Exchange Act, we are ineligible to rely on these safe harbor provisions. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of our Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned to carefully read all “Risk Factors” set forth under Item 1A and not to place undue reliance on any forward-looking statements. We disclaim any obligation to update any such factors or to announce publicly the results of any revisions of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments, except as required by the Exchange Act. New factors emerge from time to time, and it is not possible for us to predict which will arise or to assess with any precision the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Unless otherwise provided in this Report, references to the “Company,” the “Registrant,” the “Issuer,” “we,” “us,” and “our” refer to Breezer Ventures Inc.

PART I

ITEM 1:	BUSINESS

Introduction

Breezer Ventures Inc. was incorporated in the state of Nevada on May 18, 2005. To date, the Company has not commenced operations or earned revenue. The Company’s previous business models related to the restaurant business. On September 30, 2005, the Company signed an asset purchase agreement with Big-On-Burgers Restaurant to purchase outright the furniture and equipment related to the Big-On-Burgers restaurant located in Abbotsford, British Columbia. However, we were not successful in implementing this business plan. Management then investigated several other business opportunities, and focused on opening a restaurant in Beijing, China. The Company has abandoned this business plan as well, and now has no plans to open a restaurant.  As of the date of the filing of this Report, the Company is exploring and considering various potential business opportunities.

As of the end of the period covered by this Report, our principal executive offices were located at 330 Madison Avenue, 6th Floor, New York, NY 10017. On January 13, 2010, we changed our address to Room 1707, 17th Floor, CTS Center, 219 Zhong Shan Wu Road, Guangzhou, China, 510030.

Plan of Operations

We are in the process of developing a new business plan for the Company. At the present time, the Company does not have the necessary funds to cover its anticipated operating expenses over the next twelve months or to commence operations. It will be necessary for the Company to raise additional funds through the issuance of equity securities, through loans or debt financings.  There can be no assurance that the Company will be successful in raising the required capital or that actual cash requirements will not exceed our estimates.  We do not have any agreements in place for equity financing and or loan and debt financing.  In the event that the Company is unsuccessful in its financing efforts, the Company may seek to obtain short term loans.  There can be no assurance that we will be successful in finding financing, or even if financing is found, that we will be successful in achieving profitable operations.

Because we have not yet determined what the Company’s business operations will be, we can not estimate what competitive conditions we will face, what products we will sell and how we will distribute them, the raw materials we may require, the number or nature of our customers or the impact of future government regulation on our business.

Research and Development

We have not spent any funds to date on research and development, and we have not yet determined our anticipated spending on research and development activities for the fiscal year ending September 30, 2010.

Compliance with Environmental Laws

The costs and effects of compliance with federal, state and local environmental laws were not material to our business during the fiscal year ended September 30, 2010.  At the present time, we have not yet determined what the costs of such compliance will be for the current fiscal year.

Intellectual Property

As of the date of this Report, we do not own any intellectual property. We do not currently have any patents in regards to any proprietary technology.

Employees

On January 30, 2009, Wei Xue Feng, a director, President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer of our Company resigned.  Huaiqian Zhang was appointed a director, President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer of our Company.

On June 25, 2009, Huaiqian Zhang resigned from his positions.  Prior to Mr. Zhang’s resignation, he appointed Shawn Sim to the Company’s Board of Directors and as the Company’s new President, Chief Executive Officer, Treasurer and Secretary.  As of September 30, 2009, Mr. Sim was the Company’s only part-time employee. The Company had no full time employees. As of September 30, 2009, there were no agreements or understandings regarding Mr. Sim’s compensation.

Subsequent to the end of the period covered by this Report, Mr. Sim resigned as an officer and director of the Company.  Mr. Sim resigned on December 22, 2009 as the President, Chief Executive Officer, Treasurer, Secretary and sole director of the Company.  Prior to Mr. Sim’s resignation, Mr. Tang Xu was appointed to the Company’s Board of Directors.  Mr. Tang Xu was appointed to serve as the Company’s President, Chief Executive Officer, Treasurer and Secretary upon Mr. Sim’s resignation.

Stock Dividend

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

Where You Can Find More Information

The Company is and expects to remain a “reporting company.” We will therefore be required to continue to file annual, quarterly and other requisite filings with the U.S. Securities and Exchange Commission (the “SEC”). Members of the public may read and copy any materials which we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Members of the public may obtain additional information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an internet site that contains reports, proxy and information statements, as well as other information regarding issuers that file electronically with the SEC. This site is located at http://www.sec.gov.

You may also request a copy of our filings at no cost, by writing or telephoning us at:

Breezer Ventures Inc.
Room 1707, 17th Floor, CTS Center
219 Zhong Shan Wu Road
Guangzhou, China, 510030
Telephone: 866-272-2036
Attention: Mr. Tang Xu

ITEM 1A:	RISK FACTORS

An investment in our Company involves a substantial risk of loss. You should carefully consider the risks described below, before you make any investment decision regarding our Company. Additional risks and uncertainties, including those generally affecting the market in which we operate or that we currently deem immaterial, may also impair our business. If any such risks actually materialize, our business, financial condition and operating results could be adversely affected. In such case, the trading price of our common stock could decline.

The following risk factors are not exhaustive and the risks discussed herein do not purport to be inclusive of all possible risks but are intended only as examples of possible investment risks.

Risks Related to Our Business Plans

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

We are a new business without significant resources. We have not yet commenced operations and we have no past performance which can serve as an indictor of our future potential.

We have not yet initiated a new business model and we have not yet commenced operations. We have no history upon which an evaluation of our future success or failure can be made.  Our most recent financial statements will therefore not provide sufficient information to assess our future prospects.  Our likelihood of success must be considered in light of all of the risks, expenses and delays inherent in establishing a new business, including, but not limited to unforeseen expenses, complications and delays, established competitors and other factors.  Our ability to achieve and maintain profitability and positive cash flow is dependent upon raising funds and our ability to generate revenues.  We are unable to predict with any certainty when or if we will achieve profitability. If we do not generate revenues or if our expenses increase at a greater rate than our revenues, we will not become profitable. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

We only have losses to date and our auditors have issued an opinion expressing the uncertainty of our company to continue as a going concern which may deter potential investors and lenders from providing financing.

Our auditors issued an opinion in their audit report expressing uncertainty about the ability of our Company to continue as a going concern.  This means that there is substantial doubt that we can continue as an ongoing business without additional financing and/or generating profits from our operations. The going concern uncertainty expressed in their audit opinion could make it more difficult for us to secure additional financing on terms acceptable to us, if at all, and may materially and adversely affect the terms of any financing that we may obtain. If our losses continue and we are unable to secure additional financing, we may ultimately cease doing business or seek protection from creditors under applicable bankruptcy laws.

We need to raise additional capital which may not be available to us or might not be available on favorable terms.

We will need additional funds to implement our business plans. Our future capital requirements will depend on a number of factors, including our ability to grow our revenues and manage our business. Our growth will depend upon our ability to raise additional capital, possibly through the issuance of long-term or short-term indebtedness or the issuance of our equity securities in private or public transactions.

If we are successful in raising equity capital, because of the number and variability of factors that will determine our use of the capital, our ultimate use of the proceeds may vary substantially from our current plans.  We expect that our management will have considerable discretion over the use of equity proceeds.  Our shareholders may not agree with such uses, and the proceeds may be used in a manner that does not increase our operating results or market value.

Indebtedness may burden us with high interest payments and highly restrictive terms which could adversely affect our business.

Should we borrow money to implement our business plans, we would be burdened with interest payments.  A significant amount of indebtedness could increase the possibility that we may be unable to generate sufficient revenues to service the payments on indebtedness, when due, including principal, interest and other amounts.  Agreements made in connection with any borrowings may contain significant restrictions and covenants that, among other things, could limit our ability to make investments, pay dividends or make distributions to our shareholders, repurchase or redeem indebtedness, grant liens on our assets, enter into transactions with our affiliates, merge or consolidate with other entities or transfer all or substantially all of our assets, and restrict the ability of our subsidiaries to pay dividends or to make other payments to us.

Our ability to comply with any restrictions and covenants related to indebtedness in the future is uncertain and would be affected by the levels of cash flow from our operations and events or circumstances beyond our control.  Our failure to comply with any of restrictions and covenants under indebtedness financing could result in a default under those facilities, and could cause all of our existing indebtedness to be immediately due and payable. If any of our indebtedness were to be accelerated, we may not be able to repay our indebtedness or borrow sufficient funds to refinance it. Even if we were able to obtain new financing, it may not be on commercially reasonable terms or on terms that are acceptable to us.  If any of our indebtedness is in default for any reason, our business, financial condition and results of operations could be materially and adversely affected. In addition, complying with any restrictions and covenants may also cause us to take actions that are not favorable to our shareholders and may make it more difficult for us to successfully execute our business plan and compete against companies that are not subject to such restrictions and covenants.

Our sole officer has other professional responsibilities which could conflict with the interests of our shareholders.

Mr. Tang Xu, our sole officer and director, has other professional responsibilities which could divert management time and create potential conflicts of interest. These divided responsibilities may divert management time from our business and could create potential conflicts of interest which could materially and adversely harm our business, financial condition and results of operations.

We may be unable to secure appropriate insurance.

There is no certainty we can secure adequate insurance coverage at an appropriate cost, and even if we do obtain such insurance, it is impossible to insure against all the risks that we will face.

Our insurance policies may also contain deductibles, limitations and exclusions which increase our costs in the event of a claim. Furthermore insurance will not cover all costs, for instance, launch insurance often does not cover losses in revenues associated with launch failures and delays.  Claims which are in excess of or otherwise not covered by indemnity or insurance could harm our financial condition and operating results.

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

Securities compliance may be expensive and time consuming for our management.

Compliance with the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated there under, including, the Sarbanes-Oxley Act of 2002 and related requirements will be costly and will place a significant burden on our management. At the present time, we have only a limited history of operating with the internal controls and procedures required of a public company. We expect to commence documenting, reviewing, and where appropriate, improving our internal controls and procedures and eventually being subject to Section 404 of the Sarbanes-Oxley Act of 2002, which will require management assessments of the effectiveness of our internal control over financial reporting. We cannot assure you that measures we have taken, or future measures we may take, will enable us to provide accurate and timely financial reports, particularly if we are unable to hire additional personnel in our accounting and financial department, or if we lose personnel in this area. Any failure to maintain an effective system of internal controls, or any other problems with our financial systems or internal controls, could result in delays or inaccuracies in reporting financial information or failure to comply with SEC reporting and other regulatory requirements.  Any of these situations could adversely affect our business and stock price.

Estimates must be made in connection with the preparation of our financial reports. If changes must be made to financial reports, we could be adversely affected.

We follow accounting principles generally accepted in the United States in preparing our financial statements. As part of this work, we must make many estimates and judgments which affect the value of the assets and liabilities, contingent assets and liabilities, and revenue and expenses reported in our financial statements. We believe that our estimates and judgments are reasonable and we make them in accordance with our accounting policies based on information available at the time. However, actual results could differ from our estimates and this could require us to record adjustments to expenses or revenues that could be adversely material to our financial position and results of operations.

A Majority of our Common Stock is Owned by a Single Investor.

Mr. Angeni Singh owns approximately 65.4% of our issued and outstanding shares. This concentration of ownership could discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, or could otherwise delay or prevent a change in control transaction or other business combination, which could in turn have an adverse effect on the market price of our common shares. As long as this concentration of ownership persists, it is unlikely that any other holder or group of holders of our common shares will be able to affect the way we are managed or the direction of our business. The interests of the control group of shareholders could conflict with the interests of other shareholders. In addition, we may adopt amendments to our organizational documents and applicable state law which have anti-takeover provisions that could delay or prevent a change in control of our company.

We will indemnify our officers and directors which could cause our capital resources to be used to defend and settle claims or legal actions against them.

The Company’s By-Laws and the Nevada Revised Statutes, as amended contain provisions that limit the liability of directors for monetary damages and provide for indemnification of officers and directors under certain circumstances. Such provisions may discourage shareholders from bringing a lawsuit against directors for breaches of fiduciary duty, even though such action, if successful, might otherwise have benefited our shareholders. According to such provisions, we are responsible for payment of costs of settlement and damage awards against our officers or directors.

The Nevada Revised Statutes provides that our directors and officers are generally not personally liable to us or our shareholders or creditors for monetary damages for acts and omissions in his or her capacity as an officer or director unless it is proven that such act or omission constituted a breach of fiduciary duty as a director or officer and such breach involved intentional misconduct, fraud or a knowing violation of law.

In addition to the indemnification provided for in the Company’s By-Laws, we may enter into agreements to indemnify our directors and officers. Under these agreements, we will be obligated to indemnify our directors and officers for expenses, attorneys’ fees, judgments, fines and settlement amounts incurred by any director or officer in any action or proceeding arising out of the director’s or officer’s services as a director or officer of us, any of our subsidiaries or any other company or enterprise to which the person provides services at our request. We believe that these provisions and agreements are necessary to attract and retain qualified individuals to serve as directors and officers.

Our sole officer and director is a citizen and resident of a country other than the United States.  In the event our shareholders seek legal remedies against such director and officer, the citizenship and residence of such individual may adversely affect the ability of shareholders to seek recourse.

Service of process and the collection of a judgment against an individual who is not a resident of the United States may take a greater length of time, and may involve a greater level of complexity and expense than against a person who is located in the United States.  This may adversely affect the ability of shareholders to if they were to seek recourse against officers and directors and to recover any judgments.

Risks Related To Investing In Our Common Shares

You may have difficulty selling our common shares and may therefore lose all or a significant portion of your investment.

Our common shares trades on the OTC Bulletin Board.  The stock price may be volatile. The market price of our common shares may be subject to wide fluctuations in response to several factors including the following:

•	Our ability to execute our business plan and significantly grow our business;
•	Our ability to generate brand loyalty among target consumer segment car buyers;
•	Increased competition from competitors who offer competing services; and
•	Our financial condition and results of operations.

As a result, our shareholders may find it more difficult to obtain accurate quotations concerning the market value of the stock. Shareholders also may experience greater difficulties in attempting to sell our common shares than if they were listed on a self-regulated national stock exchange.

We do not anticipate paying cash dividends. This may deter certain investors and adversely affect our stock price.

We have never paid any cash dividends on our common stock and we do not anticipate paying cash dividends in the foreseeable future. We intend to retain any cash flow we generate for investment in our business. Accordingly, our common stock may not be suitable for investors who are seeking current income from dividends.  Any determination to pay dividends on our common stock in the future will be at the discretion of our board of directors.

Because the market for our common shares is limited, investors may not be able to resell their common shares.  Investors should therefore assume that any investment in our company will be illiquid for the foreseeable future.

Our common shares trade on the Over-the-Counter-Bulletin-Board quotation system. Trading in our shares has historically been subject to very low volumes and wide disparity in pricing. Investors may not be able to sell or trade their common shares because of thin volume and volatile pricing with the consequence that they may have to hold your shares for an indefinite period of time.

There are legal restrictions on the resale of the common shares offered, including penny stock regulations under the U.S. Federal Securities Laws.  These restrictions may adversely affect your ability to resell your stock.

We anticipate that our common stock will continue to be subject to the penny stock rules under the Securities Exchange Act of 1934, as amended. These rules regulate broker/dealer practices for transactions in "penny stocks." Penny stocks are generally equity securities with a price of less than $5.00. The penny stock rules require broker/dealers to deliver a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker/dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker/dealer and its salesperson and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations and the broker/dealer and salesperson compensation information must be given to the customer orally or in writing prior to completing the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction, the broker and/or dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. The transaction costs associated with penny stocks are high, reducing the number of broker-dealers who may be willing to engage in the trading of our shares. These additional penny stock disclosure requirements are burdensome and may reduce all of the trading activity in the market for our common stock. As long as the common stock is subject to the penny stock rules, our shareholders may find it more difficult to sell their shares.

Our future sales of our common shares could cause our stock price to decline.

There is no contractual restriction on our ability to issue additional shares. We cannot predict the effect, if any, that market sales of our common shares or the availability of shares for sale will have on the market price prevailing from time to time. Sales by us of our common shares in the public market, or the perception that our sales may occur, could cause the trading price of our stock to decrease or to be lower than it might be in the absence of those sales or perceptions.

If we raise additional funds through the issuance of equity or convertible debt securities, your ownership will be diluted.

If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership held by existing shareholders will be reduced and those shareholders may experience significant dilution. In addition, new securities may contain certain rights, preferences or privileges that are senior to those of our common shares.  Furthermore, any additional equity financing may be dilutive to shareholders, and debt financing, if available, may involve restrictive covenants, which may limit our operating flexibility with respect to certain business matters.  If additional funds are raised through the issuance of equity securities, the percentage ownership of our shareholders will be reduced, shareholders may experience additional dilution in net book value per share and such equity securities may have rights, preferences or privileges senior to those of our shareholders.

Grants of stock options and other rights to our employees may dilute your stock ownership.

The Company may attract and retain employees in part by offering stock options and other purchase rights for a significant number of common shares. The issuance of common shares could have the effect of reducing the percentage of ownership in us of our then existing shareholders.

Our stock price may be volatile and market movements may adversely affect your investment.

The market price of our stock may fluctuate substantially due to a variety of factors, many of which are beyond our control, including, economic, political, military and security developments in the United States and worldwide and general market conditions. The stock markets in general have experienced substantial volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the market price of our stock. Future sales of our common shares by our shareholders could depress the price of our stock.

Absence of equity research reports or unfavorable reports could adversely affect the price of our stock.

The trading market for our common shares may rely in part on the research and reports that equity research analysts may publish about us in the future and the industry segments in which we operate. The public price of our publicly traded common shares could decline if one or more securities analysts downgrades investment in our common shares or if those analysts issue other unfavorable commentary about our industry or other major participants in our industry, or if they cease publishing reports about us.

ITEM 1B:	UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2:	PROPERTIES

As of the end of the period covered by this Report, our principal offices were located at 330 Madison Avenue, 6th Floor, New York, NY 10017. On January 13, 2010, we changed our principal offices to Room 1707, 17th Floor, CTS Center, 219 Zhong Shan Wu Road, Guangzhou, China, 510030. We are presently utilizing office space provided at no cost by our sole officer and director. We believe that our office space and facilities are sufficient to meet our present needs. Once the Company commences operations, we will require additional office space.

ITEM 3:	LEGAL PROCEEDINGS

There are no existing, pending or threatened legal proceedings involving Breezer Ventures Inc., or against any of our sole officer and director as a result of their involvement with the Company.

ITEM 4:	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended September 30, 2009.

PART II

ITEM 5:	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) Market Information.

Our shares are traded on the over-the-counter bulletin board operated by the National Association of Securities Dealers, Inc. under the symbol “BRZV”. There was no trading in the Company’s securities during the past two complete fiscal years.

(b) Holders.

As of January 13, 2010, there were 34 stockholders of record of the Company's Common Stock. As of such date, 30,600,000 common shares were issued and outstanding.

(c) Dividends.

During the period covered by this Report, we have not declared or paid cash dividends.  The Company does not intend to pay cash dividends on its common stock in the foreseeable future.  We anticipate retaining any earning for use in our continued development.  We are not subject to any restrictions respecting the payment of dividends, except that they may not be paid to render us insolvent.

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

(d) Securities authorized for issuance under equity compensation plans.

The Company has never issued securities under and does not have any equity compensation plan.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

The following sets forth information pertaining to all securities of the Company sold within the past three years which were not registered under the Securities Act of 1933, as amended.  In the three years ended September 30, 2009, September 30, 2008 and September 30, 2007 no unregistered securities were sold or issued by the Company.

ITEM 6:	SELECTED FINANCIAL DATA

Pursuant to permissive authority under Regulation S-K, Rule 301, we have omitted Selected Financial Data.

ITEM 7:	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

This Report contains forward-looking statements within the meaning of the U.S. federal securities laws. Actual results and the timing of events could differ materially from those projected in forward-looking statements due to a number of factors, including those described under “Item 1A — Risk Factors” and elsewhere in this Annual Report. See “Special Note Regarding Forward-Looking Statements.”

Breezer Ventures Inc. was incorporated in the state of Nevada on May 18, 2005. To date, the Company has not commenced operations or earned revenue. The Company’s previous business models related to the restaurant business. On September 30, 2005, the Company signed an asset purchase agreement with Big-On-Burgers Restaurant to purchase outright the furniture and equipment related to the Big-On-Burgers restaurant located in Abbotsford, British Columbia. However, we were not successful in implementing this business plan. Management then investigated several other business opportunities, and focused on opening a restaurant in Beijing, China. The Company has abandoned this business plan as well, and now has no plans to open a restaurant.  As of the date of the filing of this Report, the Company is exploring and considering various potential business opportunities.

As of the end of the period covered by this Report, our principal executive offices were located at 330 Madison Avenue, 6th Floor, New York, NY 10017 and our telephone number was 866-272-2036.  On January 13, 2010, we changed our address to Room 1707, 17th Floor, CTS Center, 219 Zhong Shan Wu Road, Guangzhou, China, 510030.

Our fiscal year end is September 30th.

Results of Operations

Cash Requirements

During June and July of 2005, we received initial funding through the sale of common stock to investors. From inception through the date of this filing, we have had no material operating activities. The Company’s total current assets as of September 30, 2009 consisted of a cash balance of $103. We anticipate that our current cash balance will not satisfy our cash needs for the following twelve-month period. There can be no assurance that we will be successful in finding financing, or even if financing is found, that we will be successful in proceeding with profitable operations.

It is uncertain how much in additional funds we will require to commence operations over the next twelve months, as the Company is presently exploring various potential business opportunities. As we do not have the funds necessary to cover any significant operating expenses for the next twelve month period, we will be required to raise additional funds through the issuance of equity securities, through loans or through debt financing. There can be no assurance that we will be successful in raising the required capital or that actual cash requirements will not exceed the estimates we will make.  In the event that the Company is unsuccessful in its financing efforts, the Company may seek to obtain short term loans.

Our auditors have issued a going concern opinion for the year ended September 30, 2009. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any significant revenues and no significant revenues are anticipated until our commercial operations begin.

Liquidity and Capital Resources

As of the date of this annual report, we have not generated any revenues from our business activities.

As of September 30, 2009, our total assets were $5,091, which represented a decline from our total assets of $11,092 as of September 30, 2008. Our total current liabilities as of September 30, 2009 were $71,801, which represented an increase from our total current liabilities of $65,616 as of September 30, 2008. The Company has experienced a net loss of $13,664 for the year ended September 30, 2009, and a net loss of $128,658 for the period from May 18, 2005 (the date of the Company’s incorporation) to September 30, 2009. Our net loss from operations decreased to $13,664 for the year ended September 30, 2009, as compared to $31,168 for the year ended September 30, 2009. Our main expenses in the year ended September 30, 2009 included rent in the amount of $6,000, consulting and professional fees of $4,180, and interest in the amount of $1,438, compared to expenses for the year ended September 30, 2008, which included rent in the amount of $12,000, consulting and professional fees of $13,315 and interest in the amount of $434.

Purchase of Significant Equipment

As of the end of the period covered by this Report, we did not intend to purchase any significant equipment over the twelve months ending September 30, 2010.

Employees

Currently our only employee is our sole officer and director. We do not expect any material changes in the number of employees over the next 12 month period; however, this may change depending on the business model we may adopt. We may outsource contract employment as needed.

Off Balance Sheet Arrangements

As of September 30, 2009, we did not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

On January 8, 2010, the Company dismissed its independent auditor, M&K CPAS, PLLC and appointed Kenne Ruan, CPA, P.C., as its independent auditor.

The decision to change auditors was approved by the Company's Board of Directors.

During the Company's fiscal year ended September 30, 2008 the opinion of M&K CPAS, PLLC on the Company's financial statements did not contain an adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles, except as follows: the independent auditor's report of M&K CPAS, PLLC dated February 3, 2009 (for the year ended September 30, 2008) contained "going concern" qualifications. These qualifications questioned the Company’s insufficient working capital and ability to continue as a going concern. During the Company's two most recent fiscal years, and through the date of their dismissal, there were no disagreements with M&K CPAS, PLLC, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to M&K CPAS, PLLC’s satisfaction, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its report.

During the years ended September 30, 2009 and September 30, 2008, and the interim period between September 30, 2009 and the appointment of Kenne Ruan, CPA, P.C., neither the Company nor anyone acting on the Company’s behalf consulted with Kenne Ruan, CPA, P.C. regarding (i) the application of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, or (ii) any matter that was either the subject of a disagreement as that term is used in Item 304 (a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K or a reportable event as that term is used in Item 304(a)(1)(v) and the related instructions to Item 304 of Regulation S-K.

ITEM 9A:	CONTROLS AND PROCEDURES

Management's Report on Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our chief executive officer and chief financial officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”).   Based on that evaluation, our chief executive officer and chief financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are not effective in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, and summarized and reported with the time periods specified in the Securities and Exchange Commission's rules and forms and (2) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended). In fulfilling this responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management's authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2009. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of September 30, 2009, our internal control over financial reporting is not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles.

Management concluded that the following three deficiencies were identified in our control process:

- Failure to properly record negative cash balance as a current liability
- Failure to record audit fees, legal services, and transfer agent services related to fiscal year ending September 30, 2009
- Failure to properly classify cash balance as other asset as cash was not maintained in bank account

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

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended September 30, 2009 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

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

ITEM 9B:	OTHER INFORMATION

None.

PART III

ITEM 10:	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CORPORATE GOVERNANCE

The following table presents information with respect to our sole officer, director and significant employee as of January 13, 2010:

Name	Age	Position
Tang Xu	46	President, Chief Executive Officer, Treasurer, Secretary and Director

Each director serves until the next annual meeting of shareholders and until his/her successor shall have been elected and qualified.

Set forth below is biographical information regarding the current sole officer, director and significant employee of the Company as of the date of this Report.

Tang Xu, President, Chief Executive Officer, Treasurer, Secretary and Director.  Mr. Xu has served as an officer and director of the Company since December 22, 2009. Mr. Xu is also the owner of Weisheng Electronics, a position he has held since 2000. Weisheng Electronics is a distributor of household appliances, including computers, stereos, televisions, telephones, and cameras. Prior to holding this position, Mr. Xu was the owner of Xinrong, an electronic component wholesale company.  Mr. Xu received his bachelor in physics from the University of Wuhan in 1987.

Involvement in Certain Legal Proceedings

To our knowledge, during the past five years, no director, person nominated to become a director, executive officer, promoter or control person of the company: (1) had any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) was convicted in a criminal proceeding or subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type or business, securities or banking activities; or (4) was found by a court of competent jurisdiction in a civil action or by the U.S. Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Section 16 (a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on our review of the copies of such forms we received, we believe that during the year ended September 30, 2009, all such filing requirements applicable to our officers and directors were complied with, except that reports were filed late by the following persons:
Name	Number of Late Reports	Transactions Not Timely Reported	Known Failures to File a Required Form
Shawn Sim	1	1	1
Huaiqian Zhang	1	1	1

Nomination Process

As of the date of this Report, we have not effected any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our Company's requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the President of our Company at the address on the cover of this annual report.

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

Code of Ethics

The Company has adopted code of ethics for all of the employees, directors and officers which has been filed with the U.S. Securities and Exchange Commission. The Company will provide to any person a copy of the Company’s code of ethics, without charge, upon request. Requests may be mailed to the Company’s offices at: Room 1707, 17th Floor, CTS Center, 219 Zhong Shan Wu Road, Guangzhou, China, 510030.

ITEM 11:	EXECUTIVE COMPENSATION

Executive Compensation

The following table sets forth the compensation paid to (i) our principal executive officer; (ii) each of our two most highly compensated executive officers who were serving as executive officers; and (iii) up to two additional individuals for whom disclosure would have been provided under but for the fact that the individual was not serving as our executive officer at the end of the year.  No disclosure is provided for any named executive officer, other than our principal executive officer, whose total compensation does not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year(1)	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensa- tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensa- tion ($)	Total ($)
Shawn Sim (2)	2009	$0	$0	$0	$0	$0	$0	$0	$0
President, Chief Executive Officer, Secretary and Treasurer
Huaiqian Zhang (3) Former President, Chief	2009	$0	$0	$0	$0	$0	$0	$0	$0
Executive Officer,	2008	$0	$0	$0	$0	$0	$0	$0	$0
Secretary and
Treasurer

Wei Xue Feng (4)
Former President,	2009	$0	$0	$0	$0	$0	$0	$0	$0
Chief Executive	2008	$0	$0	$0	$0	$0	$0	$0	$0
Officer,
Secretary and
Treasurer

Angeni Singh (5)
Former President,	2008	$0	$0	$0	$0	$0	$0	$0	$0
Secretary and
Treasurer

(1)	The Company’s fiscal year ends on September 30th.

(2)	Shawn Sim served as an officer and director of the Company from June 25, 2009 to December 22, 2009.

(3)	Huaiqian Zhang was appointed as an officer and director on January 26, 2009.

(4)	Wei Xue Feng was appointed as an officer and director on May 2, 2008 and resigned on January 26, 2009.

(5)	Angeni Singh resigned as an officer and director of the Company on May 1, 2008.

There are no compensatory plans or arrangements with respect to our executive officers resulting from their resignation, retirement or other termination of employment or from a change of control.

Outstanding Equity Awards at Fiscal Year-End

As at September 30, 2009, there were no unexercised options or stock that had not vested in regards to our executive officers, and there were no equity incentive plan awards for our executive officers during the year ended September 30, 2009.

Options Grants in the Year Ended September 30, 2009

During the year ended September 30, 2009, no stock options were granted to our executive officers.

Aggregated Options Exercised in the Year Ended September 30, 2008 and Year End Option Values

There were no stock options exercised during the year ended September 30, 2008 and no stock options held by our executive officers at the end of the year ended September 30, 2009.

Repricing of Options/SARS

We did not reprice any options previously granted to our executive officers during the year ended September 30, 2009.

Director Compensation

Directors of our Company may be paid for their expenses incurred in attending each meeting of the directors. In addition to expenses, directors may be paid a sum for attending each meeting of the directors or may receive a stated salary as director. No payment precludes any director from serving our Company in any other capacity and being compensated for such service. Members of special or standing committees may be allowed similar reimbursement and compensation for attending committee meetings. During the year ended September 30, 2009, we did not pay any compensation or grant any stock options to our directors.

Indemnification

Under the Bylaws of the corporation, we may indemnify an officer or director who is made a party to any proceeding, including a law suit, because of his position, if he acted in good faith and in a manner he reasonably believed to be in our best interest. We may advance expenses incurred in defending a proceeding. To the extent that the officer or director is successful on the merits in a proceeding as to which he is to be indemnified, we must indemnify him against all expenses incurred, including attorney's fees. With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officer or director is judged liable, only by a court order. The indemnification is intended to be to the fullest extent permitted by the laws of the State of Nevada.

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

The following table sets forth, as of the close of business on January 13, 2010, the total number of shares owned beneficially by the Company’s directors, officers and key employees, and any person (including any group) who is known to the Company to be the beneficial owner of more than five percent of any class of the Company's voting securities.  Except as otherwise indicated below, each person named has sole voting and investment power with respect to the shares indicated. The percentage of ownership set forth below reflects each holder's ownership interest in the 30,600,000 shares of the Company's common stock outstanding as of January 13, 2010.

Amount and Nature of
Beneficial Ownership

Name and Address of Beneficial Owner	Shares	Options/ Warrants (1)	Total (1)	Percentage of Shares Outstanding (1)
Five Percent Stockholders
Angeni Singh (1)	20,000,000	0	20,000,000	65.4%
Executive Officers and Directors
Tang Xu, Chief Executive Officer, President, Treasurer, Secretary and Director (1)	0	0	0	0%
All officers and directors as group (1 person)	0	0	0	0%

The mailing address for each person is our address at Room 1707, 17th Floor, CTS Center, 219 Zhong Shan Wu Road, Guangzhou, China, 510030.

(1) Includes options and warrants exercisable as of the date hereof or within 60 days hereafter. The Company is unaware of any pledges of any shares, options or warrants by any of the individuals or entities listed above.  The Company intends to make option grants to certain officers and directors within the foreseeable future, however, no options or agreements pertaining to options have been granted or entered into by the Company or such officers and directors as of the date hereof.

Potential Changes in Control

To the knowledge of management, there are no present arrangements or pledges of securities of the Company which may result in a change in control of the Company.

Adverse Interests

The Company is not aware of any material proceeding to which any director, officer, or affiliate of the Company, or any owner of record or beneficially of more than five percent of any class of the Company’s voting securities, or security holder is a party adverse to the Company or has a material interest adverse to the Company.

Equity Plan Compensation Information

Our Company does not currently have a stock option plan or other form of equity plan.

Certain Relationships and Related Transactions

No director, executive officer, principal shareholder holding at least 5% of our common shares, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction, during the year ended April 30, 2009, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year end for the last three completed fiscal years.

Corporate Governance

We do not have a standing audit committee at the present time. Our board of directors has determined that we do not have a board member that qualifies as an "audit committee financial expert" as defined in Item 407(d) (5) (ii) of Regulation S-B. We have determined, however, that Tang Xu is an independent director as defined in section 803 of the Amex Company Guide.

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

Transactions with Independent Directors

There were no transactions with any independent directors during the period covered by this Report.

ITEM 13:	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Not applicable.

ITEM 14:	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed for the last two fiscal years for professional services rendered by the principal accountants, Kenne Ruan, CPA, P.C. and M&K CPAS, PLLC, for the audit of the Company's annual financial statements and review of financial statements included in the Company's Form 10-Qs or services that are normally provided by the accountant in connection with statutory and regulatory engagements for those fiscal years were: Kenne Ruan, CPA, P.C. billed $2,000 for the year ended September 30, 2009 and M&K CPAS, PLLC billed $3,000 for the year ended September 30, 2009 and $4,700 for the year ended September 30, 2008.

Audit-Related Fees

The aggregate fees billed by Kenne Ruan, CPA, P.C. for audit related services for the fiscal year ended September 30, 2009, and which are not disclosed in “Audit Fees” above, were $600.  The aggregate fees billed by Kenne Ruan, CPA, P.C. for audit related services for the fiscal year ended September 30, 2008, and which are not disclosed in “Audit Fees” above, were $0.

The aggregate fees billed by M&K CPAS, PLLC for audit related services for the fiscal year ended September 30, 2009, and which are not disclosed in “Audit Fees” above, were $0.  The aggregate fees billed by M&K CPAS, PLLC for audit related services for the fiscal year ended September 30, 2008, and which are not disclosed in “Audit Fees” above, were $0.

Tax Fees

The aggregate fees billed by Kenne Ruan, CPA, P.C. for tax compliance, tax advice and tax planning for the fiscal year ended September 30, 2009 was $0. The aggregate fees billed by M&K CPAS, PLLC for tax compliance, tax advice and tax planning for the fiscal year ended September 30, 2009 was $0.  The aggregate fees billed by M&K CPAS, PLLC for tax compliance, tax advice and tax planning for the fiscal year ended September 30, 2008 was $0.

All Other Fees

The aggregate fees billed by the Company’s principal accountants, Kenne Ruan, CPA, P.C. and M&K CPAS, PLLC for services other than those described above, for the year ended September 30, 2009, were $0 each.  The aggregate fees billed by the Company’s principal accountant, M&K CPAS, PLLC for services other than those described above, for the year ended September 30, 2008, were $0.

Audit Committee Pre-Approval Policies

Our Board of Directors reviewed the audit and non-audit services rendered by M&K CPAS, PLLC and Kenne Ruan, CPA, P.C. during the periods set forth above and concluded that such services were compatible with maintaining the auditors’ independence. All audit and non-audit services performed by our independent accountants are pre-approved by our Board of Directors to assure that such services do not impair the auditors’ independence from us.

PART IV

ITEM 15:	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements.

The Index to the Consolidated Financial Statements is found on page F-1 of this Report.

Exhibit No.	Description of Exhibits

Exhibit 3.1
Articles of Incorporation of the Company, incorporated by reference to Exhibit 3.5 to the Company’s Registration Statement on Form SB-2, filed with the Securities and Exchange Commission on October 25, 2005.

Exhibit 3.2	Bylaws of the Company, incorporated by reference to Exhibit 3.7 to the Company’s Registration Statement on Form SB-2, filed with the Securities and Exchange Commission on October 25, 2005.

Exhibit 14.1	Code of Ethics, incorporated by reference to Exhibit 14.1 to the Company’s Report on Form 10-K, filed with the Securities and Exchange Commission on February 13, 2009.

Exhibit 21	List of Subsidiaries.

Exhibit 31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BREEZER VENTURES INC.

By:	/s/ Tang Xu
	Name:	Tang Xu
	Title:	Principal Executive Officer
Principal Financial Officer and
Principal Accounting Officer

Dated:   January 19, 2010

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Tang Xu
Name: Tang Xu
Title: Director
Dated: January 19, 2010

Breezer Ventures Inc.

(A Development Stage Company)

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Breezer Ventures Inc.
(A Development Stage Company)

We have audited the accompanying balance sheet of Breezer Ventures Inc. (A development stage company) as of September 30, 2009, and the related statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Breezer Ventures Inc as of September 30, 2008, were audited by other auditors whose report dated February 2, 2009, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Breezer Ventures Inc. as of September 30, 2009, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company’s losses from operations raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Kenne Ruan, CPA, P.C.
Woodbridge, Connecticut
January 12, 2010

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

/s/ M&K CPAS, PLLC
www.mkacpas.com
Houston, Texas
February 3, 2009

Breezer Ventures Inc.
(A Development Stage Company)
Balance Sheet

(Expressed in U.S. Dollars)

	September 30, 2009	September 30, 2008

ASSETS
Current Assets
Cash and Cash Equivalents	103
Receivable due from officer		4,392
Total Current Assets		4,392

Property Plant and Equipment
Furniture and Equipment	17,500	17,500
Accumulated Depreciation	(12,552)	(10,800)
	4,948	6,700

TOTAL ASSETS	5,051	$11,092

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts Payable and Accured Liabilities	33,051	$36,666
Advances from related party	38,750	28,950
TOAL CURRENT LIABILITIES	71,801	65,616

Stockholder's Deficit
Preferred Stock, $0.001 par value, 50,000,000 shares authorized, None issued and outstanding
Common Stock, $0.001 par value, shares authorized 30,600,000 and 7,650,000 issued and outstanding, respectively	30,600	7,650

Additional Paid-In Capital	54,258	52,820
(Deficit) accumulated during the development stage	(151,608)	(114,994)

Total Stockholders' Deficit	(66,750)	(54,524)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	5,051	$11,092

Approved on Behalf of the Board
"Tang Xu"	, Director and Chief Executive Officer

See accompanying summary of accounting policies and notes to financial statements

Breezer Ventures Inc.
(A Development Stage Company)
Statements of Operation

(Expressed in U.S. Dollars)

			From May 18, 2005
	Year Ended	Year Ended	(Inception) to
	September 30, 2009	September 30, 2008	September 30, 2009

General and Administration Expenses
Consulting and Professional fees	$4,180	$13,315	$52,865
Training Costs		-	5,000
Management Fees		-	6,000
Rent	6,000	12,000	44,000
Depreciation	1,752	3,504	12,552
Other	294	1,915	3,833
Interest	1,438	434	4,408
	13,664	31,168	128,658

Net Loss for the period	(13,664)	(31,168)	$(128,658)

Net Loss per Common Share	(0.00)	(0.00)
Basic and diluted

Per Share Information
Weighted Average Number of Common Shares Outstanding
Basic and diluted	8,606,250	7,650,000

See accompanying summary of accounting policies and notes to financial statements

Breezer Ventures Inc.
(A Development Stage Company)
Statements of Cash Flow

(Expressed in U.S. Dollars)

			From May 18, 2005
	Year Ended	Year Ended	(Inception) to
	September 30, 2009	September 30, 2008	September 30, 2009

Cash Flows from Operating Activities
Net Loss for the Period	$(13,664)	(31,168)	$(128,658)
Adjustments to reconcile net loss to cash used in operating activities
Depreciation	1,752	3,504	12,552
Imputed Interest on shareholder advances	1,438	1,915	4,408
Changes in:
Due from Shareholder	4,392	(4,392)
Accounts Payable and Accured Liabilities	(3,615)	20,416	33,051
Net Cash Flows Used in Operating Activities	(9,697)	(9,725)	(78,647)

Cash Flows from Investing Activities
Purchase of assets	-		(17,500)
Net Cash Flows Used in Investing Activities	-		(17,500)

Cash Flows from Financing Activities
Additional Paid in Capital		-
Advances from Shareholders	9,800	9,700	38,750
Issuance of Common Stock			57,500
Net Cash Flows Provided from Financing Activities	9,800	9,700	96,250

Net Increase (Decrease) in Cash	103	(25)	103

Cash and Cash Equivalents, Beginning of Period	-	25	-
Cash and Cash Equivalents, End of Period	103	-	103

Supplementary Information

Taxes Paid	-	-	-
Interest Paid	-	-	-

See accompanying summary of accounting policies and notes to financial statements

Breezer Ventures Inc.
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)
From May 18, 2005 (Inception) to September 30, 2009

	Common Stock	Common Stock	Additional	Deficit Accumulated During the	Total Stockholder's
	Shares	Amount	Paid In Capital	Development Stage	Equity (Deficit)

Balances - May 18, 2005	-	$-	$-	$-	$-

Founder's shares issued	5,000,000	5,000	-	-	5,000
Shares issued for cash	2,650,000	2,650	49,850	-	52,500

Net Loss	-	-	-	-36,871	-36,871

Balance, September 30, 2005	7,650,000	7,650	49,850	-36,871	20,629

Net Loss	-	-	-	-23,688	-23,688

Balances - September 30, 2006	7,650,000	$7,650	$49,850	$(60,559)	$(3,059)

Imputed interest on shareholder loan			1,055		1,055

Net Loss	-	-	-	-23,267	-23,267

Balances - September 30, 2007	7,650,000	$7,650	$50,905	$(83,826)	$(25,271)

Imputed interest on shareholder loan			1,915		1,915

Net Loss	-	-	-	-31,168	-31,168

Balances - September 30, 2008	7,650,000	$7,650	$52,820	$(114,994)	$(54,524)

Issuance of stock divident	22,950,000	$22,950		-22,950
Imputed interest on shareholder loan			1,438		1,438

Net Loss	-	-	-	-13,664	-13,664

Balances - September 30, 2009	30,600,000	$30,600	$54,258	$(151,608)	$(66,750)

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

On September 2, 2009, the Board of Directors of Breezer Ventures Inc. declared the payment of a stock dividend consisting of three (3) additional shares of the Company’s common stock for each one (1) share of the Company’s common stock held as of the record date. The record date will be September 14, 2009. Such stock dividend will be paid on September 15, 2009. Holders of fractions of shares of the Company’s common stock will receive a proportional number of shares rounded to the nearest whole share. In connection with this stock dividend, the ownership of stockholders possessing 7,650,000 shares of the Company’s Common Stock will be thereby be increased to 30,600,000 shares of common stock.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of September 30, 2009 and 2008, there were no cash equivalents.

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

The company's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. Since inception, the Company has accumulated losses aggregating to $128,658 and has insufficient working capital to meet operating needs for the next twelve months as of September 30, 2009, all of which raise substantial doubt about the company's ability to continue as a going concern.

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

Note 5	Property, Plant and Equipment

Property, Plant and Equipment consists of furniture and equipment which is being depreciated over 5 years.

	September 30, 2009	September 30, 2008
	$	$
Cost	17,500	17,500
Accumulated Depreciation	(12,552)	(10,800)
Net, Property, Plant and Equipment	4,948	6,700

Note 6	Income Taxes

The Company has tax losses which may be applied against future taxable income.  The potential tax benefits arising from these loss carry forwards expire between 2025 and 2028 and are offset by a valuation allowance due to the uncertainty of profitable operations in the future. The net operating loss carryforward was $128,658 and $114,994 at September 30, 2009 and 2008, respectively.

The deferred tax asset at September 30, 2009 and 2009 is as follows:

	2009	2008
Deferred Tax Asset arising from Net Operating Loss Carry-forwards	$45,032	$40,248
Valuation allowance	(45,032)	(40,248)
Net deferred tax asset	$-	$-

Note 7	Related Party Transaction

A director loaned $9,800 to the Company during the period ended September 30, 2009, which is unsecured, non interest bearing, with no specific terms of repayment. The amount due the director is $38,750 and $28,950 at September 30, 2009 and September 30, 2008, respectively.

Imputed interest at 8% in the amount of $1,438 and $1,915 has been included as an increase to additional paid in capital for the year ended September 30, 2009 and 2008, respectively.

Note 8	Subsequent Events

The Company has abandoned its previous business model, and has no plans to open a restaurant.   As of the date of the filing of this Report, the Company is exploring and considering various potential business opportunities.