Form 10-Q
period 2009-12-31
Breezer Ventures Inc.
filed 2010-02-16
CIK 1337182

10-Q 1 v158141_10q.htm

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

o TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number: 333-129229

Breezer Ventures Inc.

(Exact Name of Registrant as Specified in its Charter)

Nevada

(State or other jurisdiction of incorporation or organization)

N/A

(I.R.S. Employer Identification No.)

Room 1707, 17th Floor, CTS Center, 219 Zhong Shan Wu Road, Guangzhou, China, 510030

 (Address of principal executive offices)

949-419-6588

(Registrants telephone number, Including Area Code)

330 MADISON AVENUE, 6TH FLOOR NEW YORK NY 10017

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

Yes x No o

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of large accelerated filer, accelerated filer and smaller reporting company in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	o	Accelerated Filer	o
Non-Accelerated Filer	o	Smaller Reporting Company	x

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes x No o

As of February 14 2010, the Issuer had 30,600,000 shares, par value $.001, of its Common Stock outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report on Form 10-Q (this Report) includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements include statements concerning our plans, objectives, goals, strategies, future events, future revenues or performance, capital expenditures, financing needs and other information that is not historical information and, in particular, appear in the section entitled Managements Discussion and Analysis or Plan of Operations and elsewhere in this Report. When used in this Report, the words estimates, expects, anticipates, forecasts, plans, intends, believes, seeks, may, will, should and variations of these words or similar expressions (or the negative versions of any these words) are intended to identify forward-looking statements. All forward-looking statements, including, without limitation, managements examination of historical operating trends, are based upon our current expectations and various assumptions. Our expectations, beliefs and projections are expressed in good faith and we believe there is a reasonable basis for them. However, we can give no assurance that managements expectations, beliefs and projections will be achieved.

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

Unless otherwise provided in this Report, references to the Company, the Registrant, the Issuer, we, us, and our refer to Breezer Ventures Inc.

PART I   FINANCIAL INFORMATION

Breezer Ventures Inc.

(A Development Stage Company)

Balance Sheets

(Unaudited)

	December 31, 2009	September 30, 2009

ASSETS
Current Assets
Cash and cash equivalents	$103	$103
Receivable due from shareholder	-
Total Current Assets	103	103

Property, Plant and Equipment
Furniture and equipment	17,500	17,500
Accumulated depreciation	(13,428)	(12,552)
Total Property, Plant and Equipment	4,072	4,948

TOTAL ASSETS	$4,175	$5,051

LIABILITIES & STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$33,051	$33,051
Advances from related party	38,750	38,750
Total Current Liabilities	71,801	71,801

STOCKHOLDER'S DEFICIT
Preferred Stock, $0.001 par value, 50,000,000 shares authorized, None issued and outstanding
Common Stock, $0.001 par value, 100,000,000 shares authorized 7,650,000 issued and outstanding	30,600	30,600
Additional paid in capital	55,0042	524,258
(Deficit) accumulated during the development stage	(153,628)	(151,608)
Total Stockholder's Deficit	(67,626)	(66,750)

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$4,175	$5,051

The accompanying notes are an integral part of these financial statements

Breezer Ventures Inc.

(A Development Stage Company)

Statements of Operations

Three Months Ended June 30, 2009 and 2008 and for the Period From May 18, 2005 (Inception) through December 31, 2009

(Unaudited)

	Three Months Ended				Three Months Ended		May 18, 2005 (Inception)
	December 31, 2009				December 31, 2008		to December 31, 2009
General and Administration Expenses
Consulting and professional fees	$		$		$3,580	$	$52,865
Training costs		-		-			5,000
Management fees		-		-			6,000
Rent		-			3,000		44,000
Depreciation		876			876		12,552
Other		-			294		3,833
Interest		784			719		5,155
		1,660			8,443		130,318

Net (Loss) for the period		$(1,660)	$		$(8,443)	$	$(130,318)

Net (Loss) per common share		$(0.00)	$		(0.00)
Basic and diluted

Weighted Average Number of Common Shares Outstanding
Basic and diluted		30,600,000			7,650,000

 The accompanying notes are an integral part of these financial statements

Breezer Ventures Inc.

(A Development Stage Company)

Statements of Cash Flows

Three Months Ended December 31, 2009 and

the Period From May 18, 2005 (Inception) through December 31, 2009

(Unaudited)

	Three Months Ended		May 18, 2005 (Inception)
	December 31, 2009	December 31, 2008	to December 31, 2009
Cash Flows from Operating Activities
Net (loss) for the period	$(1,660)	$(8,443)	$(130,318)
Adjustments to reconcile net loss to cash used in operating activities
Depreciation	876	876	13,428
Imputed interest on related party transactions	784	719	5,192
Changes in: Due From Shareholder		4,392
Accounts Payable and Accrued Liabilities		3,000	33,051
Net Cash Flow Used in Operating Activities		544	(78,647)

Cash Flows from Investing Activities
Accounts payable and accrued liabilities	-	-	(17,500)
Net Cash Flow Used in Investing Activities	-	-	(17,500)

Cash Flows from Financing Activities
Additional Paid in capital Advances from Shareholders			38,750
Issuance of Common Stock	-		57,500
Net Cash Provided by Financing Activities		7,000	96,250

Net Change in Cash		7,544	103

Cash at Beginning of Period	103		--
Cash at End of Period	$103	$7,544	$103

Supplemental Disclosures of Cash Flow Information
Cash paid for Interest	$-	$-	$-
Cash paid for Income Taxes	-	-	-

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

On September 2, 2009, the Board of Directors of Breezer Ventures Inc. declared the payment of a stock dividend consisting of three (3) additional shares of the Companys common stock for each one (1) share of the Companys common stock held as of the record date. The record date will be September 14, 2009. Such stock dividend will be paid on September 15, 2009. Holders of fractions of shares of the Companys common stock will receive a proportional number of shares rounded to the nearest whole share. In connection with this stock dividend, the ownership of stockholders possessing 7,650,000 shares of the Companys Common Stock will be thereby be increased to 30,600,000 shares of common stock.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of  December 31, 2009 and 2008, there were no cash equivalents.

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

The company's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. Since inception, the Company has accumulated losses aggregating to $130,318 and has insufficient working capital to meet operating needs for the next twelve months as of December 31, 2009, all of which raise substantial doubt about the company's ability to continue as a going concern.

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

The receivable shown as due from the shareholder was not an extension of credit from the Company. The Company elected to transfer funds from a US bank account to a foreign bank account and as a result, closed its US bank account. In order to facilitate this process, a shareholder, Angeni Singh, held these funds as a custodian for the Company until such time as the necessary requirements could be met and such funds could be transferred to the foreign account. Subsequently, however, the Company elected to transfer these funds to another US bank account. The cash balance of $4,392 is shown as a receivable from a shareholder as of September 31, 2008. Subsequent to that date, the shareholder deposited these funds into the Companys bank account. This amount was not, however, a loan to or from the Company.  The Company did not make a personal loan to any officer, director or shareholder.

Note 5	Property, Plant and Equipment

Property, Plant and Equipment consists of furniture and equipment, which is being depreciated over 5 years.

	December 31, 2009	September 30, 2008
	$	$
Cost	17,500	17,500
Accumulated Depreciation	(13,428)	(10,800)
Net, Property, Plant and Equipment	4,072	6,700

Note 6	Income Taxes

The Company has tax losses, which may be applied against future taxable income.  The potential tax benefits arising from these loss carry forwards expire between 2025 and 2028 and are offset by a valuation allowance due to the uncertainty of profitable operations in the future. The net operating loss carry forward was $128,658 and $114,994 at December 31, 2009 and 2008, respectively.

The deferred tax asset at December 31, 2009 and 2008 is as follows:

	2009	2008
Deferred Tax Asset arising from Net Operating Loss Carry-forwards	$45,032	$40,248
Valuation allowance	(45,032)	(40,248)
Net deferred tax asset	$-	$-

Note 7	Related Party Transaction

A director loaned $9,800 to the Company during the period ended December 31, 2009, which is unsecured, non interest bearing, with no specific terms of repayment. The amount due the director is $38,750 and $39,666 at December 31, 2009 and December 31, 2008, respectively.

Imputed interest at 8% in the amount of $784 and $719 has been included as an increase to additional paid in capital for the three months ended December 31, 2009 and 2008, respectively.

Note 8	Subsequent Events

The Company has abandoned its previous business model, and has no plans to open a restaurant.   As of the date of the filing of this Report, the Company is exploring and considering various potential business opportunities.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Plan of Operations

Breezer Ventures Inc. was incorporated in the state of Nevada on May 18, 2005. To date, the Company has not commenced operations or earned revenue. The Companys previous business models related to the restaurant business. However, we were not successful in implementing this business plan. Management then investigated several other business opportunities, and focused on opening a restaurant in Beijing, China. The Company has abandoned this business plan as well, and now has no plans to open a restaurant.  As of the date of the filing of this Report, the Company is exploring and considering various potential business opportunities.

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

Because we have not yet determined what the Companys business operations will be, we can not estimate what competitive conditions we will face, what products we will sell and how we will distribute them, the raw materials we may require, the number or nature of our customers or the impact of future government regulation on our business.

Mr. Sim resigned on December 22, 2009 as the President, Chief Executive Officer, Treasurer, Secretary and sole director of the Company.  Prior to Mr. Sims resignation, Mr. Tang Xu was appointed to the Companys Board of Directors.  Mr. Tang Xu was appointed to serve as the Companys President, Chief Executive Officer, Treasurer and Secretary upon Mr. Sims resignation.

Revenues and Expenses

The Company has not generated any revenues since its inception.

The Company incurred general and administration expenses of $1,660 for the three months ended December 31, 2009.  For the three months ended December 31, 2008, the Company experienced general and administration expenses of $8,443.  Since the Company's inception, the Company has incurred total general and administration expenses of $130,318. The majority of the expenses incurred by the Company have been related to the Company's offices and expenses related to maintaining the Company's status as a publicly reporting company, including legal, accounting and filing fees.

For the three months ended December 31, 2009, the Company experienced a net loss of $1,660.

Should the Company commence operations in the near future, its expenses are anticipated to increase considerably

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

During the three months period ended December 31 2009, the Company satisfied its working capital needs from loans from its Director.  As of December 31, 2009, the Company has cash on hand in the amount of $103.  Management does not expect that the current level of cash on hand will be sufficient to fund our operation for the next twelve month period.  We may also be able to obtain more future loans from our shareholders, but there are no agreements or understandings in place currently.

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

Off Balance Sheet Arrangements

As of December 31, 2009, we did not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Changes in Internal Control over Financial Reporting

In addition, our management with the participation of our Principal Executive Officer and Principal Financial Officer have determined that no change in our internal control over financial reporting occurred during or subsequent to the quarter ended December 31, 2009 that has materially affected, or is (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Securities Exchange Act of 1934) reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Company is not, and has not been during the period covered by this Quarterly Report, a party to any legal proceedings.

ITEM 1A.	RISK FACTORS

Not Applicable.

ITEM 2:	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3:	DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4:	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to the vote of the Companys security holders during the period covered by this Quarterly Report.

ITEM 5:	OTHER INFORMATION

Not Applicable.

ITEM 6.	EXHIBITS

Exhibit	Description

31.1	C Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BREEZER VENTURES INC.

By:	/s/ Tang Xu
	Name:	Tang Xu
	Title:	Chief Executive Officer and Chief Financial Officer

Date: February 14, 2010