Form 10-Q
period 2010-03-31
Breezer Ventures Inc.
filed 2010-05-24
CIK 1337182

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM - 10-Q

[ X ]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF  THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

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

---------------------------------------------------------------------------------------------------------

(Address of principal executive offices)

949-419-6588

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

The number of shares outstanding of the registrant's common stock, par value $.001 per share, as of May 21, 2010 was 30,600,000 shares .

1

  Breezer Ventures Inc.

Table of Contents

Part I - FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)

Balance Sheets as of March 31, 2010 and September 30, 2009 (Unaudited)...................................................................................................................3

Statements of Operations for the three months ended March 31, 2010 and 2009; the six months ended March 31, 2010 and 2009; and the period from May 18, 2005 (inception) through March 31, 2010. (Unaudited)............................................................................................................................................................................................4

Statements of Cash Flows for the six months ended March 31, 2010 and 2009 and the period from May 18, 2005 (inception) through March 31, 2010 (Unaudited)...5

2

Part I - FINANCIAL INFORMATION

Breezer Ventures Inc.

(A Development Stage Company)

Balance Sheets

(Unaudited)

	March 31, 2010	September 30, 2009

ASSETS
Current Assets
Cash and cash equivalents	$ (189)	$ 103
Receivable due from shareholder
Total Current Assets	(189)	103

Property, Plant and Equipment	style="font-size: 12.
Furniture and equipment	17,500	17,500
Accumulated depreciation	(14,304)	(12,552)
Total Property, Plant and Equipment	3,196	4,948

TOTAL ASSETS	$ 3,007	$ 5,051
	=========	=========

LIABILITIES & STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$ 44,351	$ 33,051
Advances from related party	38,750	38,750
Total Current Liabilities	83,101	71,801

STOCKHOLDER'S DEFICIT
Preferred Stock, $0.001 par value, 50,000,000 shares authorized, None issued and outstanding
Common Stock, $0.001 par value, 100,000,000 shares authorized 30,600,000 issued and outstanding	30,600	30,600
Additional paid in capital	32,876	54,258
(Deficit) accumulated during the development stage	(143,570)	(151,608)
Total Stockholder's Deficit	(80,094)	(66,750)

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$ 3,007	$ 5,051
	=========	========

The accompanying notes are an integral part of these financial statements

Breezer Ventures Inc.

(A Development Stage Company)

Statements of Operations

Three Months and Six Months Ended March 31 2010 and 2009 and for the Period From May 18, 2005 (Inception) through March 31 2010

(Unaudited)

	Three Months Ended		Six Months Ended		May 18, 2005 (Inception)
	March 31, 2010	March 31, 2009	March 31, 2010	March 31, 2009	to March 31, 2010
General and Administration Expenses
Consulting and professional fees	$ 5,100	$ -	$ 5,100	$ 3,580	$ 57,965
Training costs	-	-			5,000
Management fees	-	-			6,000
Rent	6,000	3,000	6,000	6,000	50,000
Depreciation	876	876	1,752	1,752	14,304
Other	492	26	492	294	4,325
Interest	784	719	1,568	1,438	5,976
	13,252	4,621	14,912	13,064	143,570

Net (Loss) for the period	$ (13,252)	$ (4,621)	$ (14,912)	$ (13,064)	$ (143,570)

Net (Loss) per common share	$ (0.00)	$ (0.00)	(0.00)	(0.00)	(0.00)
Basic and diluted

Weighted Average Number of Common Shares Outstanding
Basic and diluted	30,600,000	30,600,000	30,600,000	30,600,000

The accompanying notes are an integral part of these financial statements

Breezer Ventures Inc.

(A Development Stage Company)

Statements of Cash Flows

Six Months Ended March 31, 2010 and

the Period From May 18, 2005 (Inception) through March 31, 2010

(Unaudited)

	Six Months Ended			May 18, 2005 (Inception)
	March 31, 2010	March 31, 2009		to March 31, 2010
Cash Flows from Operating Activities
Net (loss) for the period	$ (14,912)	$ (13,064)		$ (143,570)
Adjustments to reconcile net loss to cash used in operating activities
Depreciation	1,752	1,752		14,304
Imputed interest on related party transactions	1,568	1,438		5,976
Changes in:
Accounts Payable and Accrued Liabilities	11,300	(3,615)		44,351
Net Cash Flow Used in Operating Activities	(292)	(13,489)		(78,939)

Cash Flows from Investing Activities
Accounts payable and accrued liabilities	-	-		(17,500)
Net Cash Flow Used in Investing Activities	-	-		(17,500)

Cash Flows from Financing Activities
Loans from shareholder	-	9,500		38,750
Issuance of Common Stock	-			57,500
Net Cash Provided by Financing Activities	-	9,500		96,250

Net Change in Cash	(292)	(3,989)		(189)

Cash at Beginning of Period	103	4,392		--
Cash at End of Period	$ (189)	$ 403		$ (189)

Supplemental Disclosures of Cash Flow Information
Cash paid for Interest	$ -	$ -	$ -	$ -
Cash paid for Income Taxes	-	-	-	-

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

Revenue Recognition

Revenue is recognized when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when persuasive evidence of an arrangement exists, services have been provided, and collectability is reasonably assured. Revenue that is billed in advance such as recurring weekly or monthly services are initially deferred and recognized as revenue over the period the services are provided.

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

Development Stage Company

The Company complies with the FASB Accounting Standards Codification (ASC) Topic 915 Development Stage Entities and the Securities and Exchange Commission Exchange Act 7 for its characterization of the Company as development stage.

Impairment of Long Lived Assets

Long-lived assets are reviewed for impairment in accordance with ASC Topic 360, "Accounting for the Impairment or Disposal of Long-lived Assets". Under ASC Topic 360, long-lived assets are tested for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. An impairment charge is recognized or the amount, if any, which the carrying value of the asset exceeds the fair value.

Foreign Currency Translation

Our functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated in accordance with ASC Topic 830, "Foreign Currency Translation" using the exchange rate prevailing at the balance sheet date. Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the determination of income. We have not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

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

Stock Based Compensation

The Company accounts for stock-based employee compensation arrangements using the fair value method in accordance with the provisions of ASC Topic 718 Compensation Stock Compensation.  The company accounts for the stock options issued to non-employees in accordance with the provisions of Statement of Financial Accounting Standards No. 123, or SFAS No. 123, Accounting for Stock-Based Compensation, and Emerging Issues Task Force No. 96-18, Accounting for Equity Instruments with Variable Terms That Are Issued for Consideration other Than Employee Services under FASB Statement no. 123.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of March 31, 2010 and 2009, there were no cash equivalents.

Property, Plant and Equipment

Property, plant and equipment consist of furniture and equipment recorded at cost, with amortization provided over the estimated useful life of the asset, 5 years, straight-line.

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on its results of operations, financial position or cash flow.

Note 3	Going Concern

The company's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. Since inception, the Company has accumulated losses aggregating to $143,570 and has insufficient working capital to meet operating needs for the next twelve months as of March 31, 2010, all of which raise substantial doubt about the company's ability to continue as a going concern.

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

Note 5	Property, Plant and Equipment

Property, Plant and Equipment consists of furniture and equipment, which is being depreciated over 5 years.

	March 31, 2010	March 31, 2009
	$	$
Cost	17,500	17,500
Accumulated Depreciation	(14,304)	(12,552)
Net, Property, Plant and Equipment	3,196	4,948

Note 6	Income Taxes

The Company has tax losses, which may be applied against future taxable income.  The potential tax benefits arising from these loss carry forwards expire between 2025 and 2028 and are offset by a valuation allowance due to the uncertainty of profitable operations in the future. The net operating loss carry forward was $143,570 and $128,058 at March 31, 2010 and 2009, respectively.

Note 7	Related Party Transaction

A director loaned $9,800 to the Company during the period ended March 31, 2010, which is unsecured, non interest bearing, with no specific terms of repayment. The amount due the director is $38,750 and $38,450 at March 31, 2010 and March 31, 2009, respectively.

Imputed interest at 8% in the amount of $1,568 and $1,438 has been included as an increase to additional paid in capital for the six months ended March 31, 2010 and 2009, respectively.

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

Our principal executive offices are located at Room 1707, 17th Floor, CTS Center, 219 Zhong Shan Wu Road, Guangzhou, China, 510030.

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

The Company incurred general and administration expenses of $13,252 for the three months ended March 31, 2010.  For the three months ended March 31, 2009, the Company experienced general and administration expenses of $4,621.  Since the Company's inception, the Company has incurred total general and administration expenses of $143,570. The majority of the expenses incurred by the Company have been related to the Company's offices and expenses related to maintaining the Company's status as a publicly reporting company, including legal, accounting and filing fees.

For the three months ended March 31, 2010, the Company experienced a net loss of $13,252.

Should the Company commence operations in the near future, its expenses are anticipated to increase considerably

Liquidity and capital resources

The Company has earned no revenues since its inception.  From inception until the date of this filing, we have had no material operating activities.  Our current cash balance as of the date of this Report is $189 deficit.  We anticipate that our current cash balance will not satisfy our cash needs for the following twelve-month period.  There can be no assurance that we will be successful in finding financing, or even if financing is found, that we will be successful in commencing operations.

During the three months period ended March 31 2010, the Company satisfied its working capital needs from loans from its Director.  As of March 31, 2010, the Company has cash on hand in the amount of negative $189.  Management does not expect that the current level of cash on hand will be sufficient to fund our operation for the next twelve month period.  We may also be able to obtain more future loans from our shareholders, but there are no agreements or understandings in place currently.

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

Off Balance Sheet Arrangements

As of March 31, 2010 we did not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Changes in Internal Control over Financial Reporting

In addition, our management with the participation of our Principal Executive Officer and Principal Financial Officer have determined that no change in our internal control over financial reporting occurred during or subsequent to the quarter ended March 31, 2010 that has materially affected, or is (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Securities Exchange Act of 1934) reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized May 21, 2010.

May 21, 2010	/s/ "_________________"
Mr. Tang Xu, President