Form 10-Q
period 2010-06-30
Breezer Ventures Inc.
filed 2010-08-23
CIK 1337182

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549


                              FORM 10-Q


x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                         EXCHANGE ACT OF 1934


             For the quarterly period ended June 30, 2010


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


                             949-619-6588
         (Registrant's telephone number, Including Area Code)


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


Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):


Large Accelerated Filer   o    Accelerated Filer
   o
Non-Accelerated Filer   o  Smaller Reporting Company x



Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes x No o


As of August 23, 2010, the Issuer had 30,600,000 shares of its Common Stock outstanding.





--------------------------------------------------------------------------------




SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report on Form 10-Q (this "Report") includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. Forward-looking statements include statements concerning our plans, objectives, goals, strategies, future events, future revenues or performance, capital expenditures, financing needs and other information that is not historical information and, in particular, appear in the section entitled "Management's Discussion and Analysis or Plan of Operations" and elsewhere in this Report. When used in this Report, the words "estimates," "expects," "anticipates," "forecasts," "plans," "intends," "believes," "seeks," "may," "will," "should" and variations of these words or similar expressions (or the negative versions of any these words) are intended to identify forward-looking statements. All forward-looking statements, including, without limitation, management's examination of historical operating trends, are based upon our current expectations and various assumptions. Our expectations, beliefs and projections are expressed in good faith and we believe there is a reasonable basis for them. However, we can give no assurance that management's expectations, beliefs and projections will be achieved.


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

Unless otherwise provided in this Report, references to the "Company," the "Registrant," the "Issuer," "we," "us," and "our" refer to Breezer Ventures Inc.



2


--------------------------------------------------------------------------------



PART I   FINANCIAL INFORMATION

Breezer Ventures Inc.
(A Development Stage Company)
Balance Sheets
(Unaudited)



                                        June 30,    September
                                        2010        30, 2009
                                        (Unaudited)



Assets

Current Assets

   Cash and Cash Equivalents            $270        $103

   Receivable due to officer            -           -

TOTAL CURRENT ASSETS                    $270        $103

Property Plant and Equipment

   Furniture and Equipment              $17,500     $17,500

   Accumulated Depreciation             $(15,180)   $(12,552)

                                        $2,320      $4,948

TOTAL ASSETS                            $2,590      $5,051

Liabilities and Stockholders' Equity

Current Liabilities

     Accounts Payable and Accrued       $38,851     $33,051
Liabilities

     Advances from related party        $38,750     $38,750

TOTAL CURRENT LIABILITIES               $77,601     $71,801

Stockholder's Deficit

Preferred Stock, $0.001 par value,
50,000,000 shares authorized, None
issued and outstanding

Common Stock, $0.001 par value, shares  $30,600     $30,600
authorized 30,600,000 issued and
outstanding

 Additional Paid-In Capital             $56,610     $54,258

(Deficit) accumulated during the        $(162,221)  $(151,608)
developmental stage

TOTAL STOCKHOLDERS' EQUITY              $(75,011)   $(66,750)

TOTAL LIABILITIES AND STOCKHOLDERS'     $2,590      $5,051
EQUITY

The accompanying notes are an integral part of these financial statements.





3


--------------------------------------------------------------------------------




Breezer Ventures Inc.
(A Development Stage Company)
Statements of Operations
Three Months and Nine Months Ended June 30, 2009 and 2008 and for the Period From May 18, 2005 (Inception) through June 30, 2009
(Unaudited)




            Three        Three     Nine     Nine     From May
            Months       Months    Months   Months   18, 2005
            Ended June   Ended     Ended    Ended    (Inception)
            30, 2010     June 30,  June     June
                         2009      30, 2010 30, 2009 to June
                                                     30, 2010



General
and
Administrative
Expenses

Consulting  -            $600      $5,100   $4,180   $57,965
and
Professional
Fees

Training    -            -         -        -        $5,000
Costs

Management  -            -         -        -        $6,000
Fees

Rent        -            -         -        $6,000   $44,000

Depreciation$876         -         $2,628   $1,752   $15,180


Other       $41          -         $533     $294     $4,366

Interest    $784         -         2,352    $1,438   $6,760

Net (loss)  $(1,701)    $(600)    $(10,613) $(13,664)$(139,271)
for the
period


Net (loss)  0.00         0.00      0.00     0.00     0.00
per share
- Basic
and Diluted

Weighted    30,600,000   30,600,000  30,600,000  30,600,000 30,600,000
Average
Shares
Outstanding

- Basic
and Diluted








The accompanying notes are an integral part of these financial statements.






4


--------------------------------------------------------------------------------



Breezer Ventures Inc.
(A Development Stage Company)
Statements of Cash Flows
Nine Months Ended June 30, 2009 and
the Period From May 18, 2005 (Inception) through June 30, 2009
(Unaudited)


                               Nine        Nine    From May 18,
                               Months     Months   2005
                               Ended      Ended    (Inception)
                               June 30    April    to June 30,
                               ,2010      30, 2009 2010

Cash Flow from Operating
Activities

     Net loss for the Period   $(10,613) $(13,664) $(139,271)



           Adjustments to      -          -        -
reconcile net loss to cash
used in operating activities

     Depreciation              $2,628     $1,752   $15,180

     Imputed Interest on       $2,352     $1,438   $6,760
shareholder advances

Changes in:

     Due from Shareholder      -          -        -

     Accounts Payable and      $5,800     $(3,615) $38,851
Accured Liabilities

Net Cash Flow Used in          $167       $(14,089)$(78,480)
Operating Activities

Cash Flows from Investing
Activities:

     Purchase Assets           -          -        $(17,500)

Net Cash Flows Used in         -          -        $(17,500)
Investing Activities

Cash Flows from Financing
Activities:

     Additional Paid in        -          $9,800   -
Capital

     Advances from             -          -        $38,750
Shareholders

     Issuance of Common Stock  -          -        $57,500

Net Cash Flows Provided from   -          $9,800   $96,250
Financing Activities

Net Increase (Decrease) in     $167       $(4,289) $270
Cash

Cash, and Cash Equivalents,    $103       $4,392   -
Beginning of Period

Cash, and Cash Equivalents,    $270       $103     $270
End of Period

Supplementary Information:

     Taxes Paid                -          -        -

     Interest Paid             -          -        -

 The accompanying notes are an integral part of these financial statements.



5


--------------------------------------------------------------------------------

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


F-8
________________________________________


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

Stock Based Compensation

The Company accounts for stock-based employee compensation arrangements using the fair value method in accordance with the
provisions of ASC Topic 718 Compensation   Stock Compensation. The
company accounts for the stock options issued to non-employees in accordance with the provisions of ASC Topic 718, Compensation-Stock Compensation.

On September 2, 2009, the Board of Directors of Breezer Ventures Inc. declared the payment of a stock dividend consisting of three
(3) additional shares of the Company's common stock for each one (1) share of the Company's common stock held as of the record date. The record date will be September 14, 2009. Such stock dividend will be paid on September 15, 2009. Holders of fractions of shares of the Company's common stock will receive a proportional number of shares rounded to the nearest whole share. In connection with this stock dividend, the ownership of stockholders possessing 7,650,000 shares of the Company's Common Stock will be thereby be increased to 30,600,000 shares of common stock.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of June 30, 2010 and 2009, there were no cash equivalents.

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


F-9
________________________________________


Note 3    Going Concern

The company's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. Since inception, the Company has accumulated losses aggregating to $162,221 and has insufficient working capital to meet operating needs for the next twelve months as of June 30, 2010, all of which raise substantial doubt about the company's ability to continue as a going concern.

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


Note 4    Property, Plant and Equipment

Property, Plant and Equipment consists of furniture and equipment, which is being depreciated over 5 years.

                                   June        June
                                   30,         30,
                                   2010        2009

                                   $           $
Cost                               17,500      17,500
Accumulated Depreciation           (15,108)   (12,552)
Net, Property, Plant and Equipment 2,392       4,948

Note 5    Income Taxes

The Company has tax losses, which may be applied against future taxable income. The potential tax benefits arising from these loss carry forwards expire between 2025 and 2028 and are offset by a valuation allowance due to the uncertainty of profitable operations in the future. The net operating loss carry forward was $162,221 and $128,658 at June 30, 2010 and 2009, respectively.

F-10
________________________________________


Note 6    Related Party Transaction

A director loaned $9,800 to the Company during the period ended June 30, 2010, which is unsecured, with no specific terms of repayment. The amount due the director is $38,750 and $38,750 at June 30, 2010 and June 30, 2009, respectively.

Imputed interest at 8% in the amount of $2,352 and $1,438 has been included as an increase to additional paid in capital for the nine months ended June 30, 2010 and 2009, respectively.

Note 7    Subsequent Events

The Company has abandoned its previous business model, and has no
plans to open a restaurant.   As of the date of the filing of this
Report, the Company is exploring and considering various potential business opportunities.



..


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

 Plan of Operations

 Breezer Ventures Inc. was incorporated in the state of Nevada on May 18, 2005. To date, the Company has not commenced operations or earned revenue. The Company's previous business models related to the restaurant business. However, we were not successful in implementing this business plan. Management then investigated several other business opportunities, and focused on opening a restaurant in Beijing, China. The Company has abandoned this business plan as well, and now has no plans to open a restaurant. As of the date of the filing of this Report, the Company is exploring and considering various potential business opportunities.

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

Because we have not yet determined what the Company's business operations will be, we can not estimate what competitive conditions we will face, what products we will sell and how we will distribute them, the raw materials we may require, the number or nature of our customers or the impact of future government regulation on our business.

Mr. Sim resigned on December 22, 2009 as the President, Chief Executive Officer, Treasurer, Secretary and sole director of the Company. Prior to Mr. Sims resignation, Mr. Tang Xu was appointed to the Company's Board of Directors. Mr. Tang Xu was appointed to serve as the Company's President, Chief Executive Officer, Treasurer and Secretary upon Mr. Sims resignation.

Revenues and Expenses

The Company has not generated any revenues since its inception.

The Company incurred general and administration expenses of $10,613 for the nine months ended June 30, 2010. For the nine months ended June 30, 2009, the Company experienced general and administration expenses of 13,664. Since the Company's inception, the Company has incurred total general and administration expenses of $139,271. The majority of the expenses incurred by the Company have been related to the Company's offices and expenses related to maintaining the Company's status as a publicly reporting company, including legal, accounting and filing fees.

For the nine months ended June 30, 2010, the Company experienced a net loss of $10,613.
Should the Company commence operations in the near future, its expenses are anticipated to increase considerably

Liquidity and capital resources

The Company has earned no revenues since its inception. From inception until the date of this filing, we have had no material operating activities. Our current cash balance as of the date of this Report is $270. We anticipate that our current cash balance will not satisfy our cash needs for the following twelve-month period. There can be no assurance that we will be successful in finding financing, or even if financing is found, that we will be successful in commencing operations.

During the Nine months period ended June 30, 2010, the Company satisfied its working capital needs from loans from its Director. As of June 30, 2010, the Company has cash on hand in the amount of $270. Management does not expect that the current level of cash on hand will be sufficient to fund our operation for the next twelve month period. We may also be able to obtain more future loans from our shareholders, but there are no agreements or understandings in place currently.

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

Off Balance Sheet Arrangements

As of June 30, 2010 we did not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Changes in Internal Control over Financial Reporting

In addition, our management with the participation of our Principal Executive Officer and Principal Financial Officer have determined that no change in our internal control over financial reporting occurred during or subsequent to the quarter ended June 30, 2010 that has materially affected, or is (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Securities Exchange Act of
1934) reasonably likely to materially affect, our internal control over financial reporting.





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

None.

ITEM 3:   DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4:   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to the vote of the Company's security holders during the period covered by this Quarterly Report.

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




9


--------------------------------------------------------------------------------



SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



   BREEZER VENTURES INC.


   By: /s/ Tang Xu
      Name: Tang Xu
      Title: Chief Executive Officer and
Chief Financial Officer





Date: August 23, 2010



10