Form 10-K
period 2010-09-30
Breezer Ventures Inc.
filed 2011-03-07
CIK 1337182

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, DC 20549

                              FORM 10-K

x ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                        EXCHANGE ACT OF 1934


            For the fiscal year ended: September 30, 2010

o TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE
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


                      3943 Irvine Blvd. Unit 535
                              Irvine, CA
                                92602
               (Address of principal executive offices)

                             949-419-6588
                    (Registrant's telephone number)

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No o

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter)
during the preceding 12 months (or for such shorter period that the
registrant was required to submit and post such files).     Yes o No o

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


Large Accelerated Filer    o    Accelerated Filer    o
Non-Accelerated Filer    o    Smaller Reporting Company    x



Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes No x


State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed fiscal year end: $2,650 at September 30, 2010.


Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: The Issuer had 30,600,000 shares of Common Stock, par value
$.001, outstanding as of September 30, 2010.





--------------------------------------------------------------------------------



TABLE OF CONTENTS


ITEM 1: BUSINESS    4

ITEM 1A: RISK FACTORS    5

ITEM 1B: UNRESOLVED STAFF COMMENTS    10

ITEM 2: PROPERTIES    10

ITEM 3: LEGAL PROCEEDINGS    10

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS    10

ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER
MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES    11

ITEM 6: SELECTED FINANCIAL DATA    11

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS    12

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  13

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA    13

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
AND FINANCIAL DISCLOSURE    13

ITEM 9A: CONTROLS AND PROCEDURES    14

ITEM 9B: OTHER INFORMATION    15

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
16

ITEM 11: EXECUTIVE COMPENSATION    18

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT AND RELATED STOCKHOLDER MATTERS    19

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR
INDEPENDENCE    21

ITEM 14: PRINCIPAL ACCOUNTING FEES AND SERVICES    21

ITEM 15: EXHIBITS AND FINANCIAL STATEMENT SCHEDULES    22

SIGNATURES    23



2


----------------------------------------------------------------------





SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The following cautionary statements identify important factors that could cause our actual results to differ materially from those projected in forward-looking statements made in this Annual Report on Form 10-K (this "Report") and in other reports and documents published by us from time to time. Any statements about our beliefs, plans, objectives, expectations, assumptions, future events or performance are not historical facts and may be forward-looking. These statements are often, but not always, made through the use of words or phrases such as "believes," "will likely result," "are expected to," "will continue," "is anticipated," "estimated," "intend," "plan," "projection," "outlook" and the like, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). However, as we issue "penny stock," as such term is defined in Rule 3a51-1 promulgated under the Exchange Act, we are ineligible to rely on these safe harbor provisions. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of our Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned to carefully read all "Risk Factors" set forth under Item 1A and not to place undue reliance on any forward-looking statements. We disclaim any obligation to update any such factors or to announce publicly the results of any revisions of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments, except as required by the Exchange Act. New factors emerge from time to time, and it is not possible for us to predict which will arise or to assess with any precision the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.


Unless otherwise provided in this Report, references to the "Company," the "Registrant," the "Issuer," "we," "us," and "our" refer to Breezer Ventures Inc.



3


--------------------------------------------------------------------




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

Our principal executive offices are located at Room 1707, 17th
Floor, CTS Center, 219 Zhong Shan Wu Road, Guangzhou, China, 510030.

Plan of Operations

We are in the process of developing a new business plan for the Company. The company's management has been actively pursuing acquisitions of oil leases in the United States specifically in the Fort Worth Basin area. As of the date of this 10K we have not specifically identified any properties for acquisition. The Company believes that given the current demand for oil and pressure on the price this could be a very successful venture.

Approximately 40% of the energy consumed annually by the United States is produced by burning oil. As of 2008, more than two-thirds of this oil is imported. With approximately 5% of the world's population, the United States is responsible for approximately 25% of annual global oil consumption and according to 2008 estimates has a per-person daily consumption rate more than double that of the European Union, whose population is significantly greater.

American dependence on oil imports has grown from 35% in 1973 (the first year reliable data were collected) to 60% by the end of 2006. The Energy Information Administration projects that U.S. oil imports will remain flat and consumption will grow, so net imports will decline to 54% of U.S. oil consumption by 2030.According to the Department of Energy, the top oil exporters to the United States in May 2008 were Canada, Saudi Arabia, Mexico, Venezuela, and Nigeria (in order from most exports to least).

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


4


--------------------------------------------------------------------





On June 25, 2009, Huaiqian Zhang resigned from his positions. Prior to Mr. Zhang's resignation, he appointed Shawn Sim to the Company's Board of Directors and as the Company's new President, Chief Executive Officer, Treasurer and Secretary. As of September 30, 2009, Mr. Sim was the Company's only part-time employee. The Company had no full time employees. As of September 30, 2009, there were no agreements or understandings regarding Mr. Sim's compensation.


Subsequent to the end of the period covered by this Report, Mr. Sim resigned as an officer and director of the Company. Mr. Sim resigned on December 22, 2009 as the President, Chief Executive Officer, Treasurer, Secretary and sole director of the Company. Prior to Mr. Sim's resignation, Mr. Tang Xu was appointed to the Company's Board of Directors. Mr. Tang Xu was appointed to serve as the Company's President, Chief Executive Officer, Treasurer and Secretary upon Mr. Sim's resignation.


Stock Dividend


On September 2, 2009, the Board of Directors of the Company declared the payment of a stock dividend consisting of three (3) additional shares of the Company's common stock for each one (1) share of the Company's common stock held as of the record date. The record date was September 14, 2009. In connection with this stock dividend, the ownership of stockholders possessing 7,650,000 shares of the Company's Common Stock was increased to 30,600,000 shares of common stock.

Where You Can Find More Information


The Company is and expects to remain a "reporting company." We will therefore be required to continue to file annual, quarterly and other requisite filings with the U.S. Securities and Exchange Commission (the "SEC"). Members of the public may read and copy any materials which we file with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Members of the public may obtain additional information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an internet site that contains reports, proxy and information statements, as well as other information regarding issuers that file electronically with the SEC. This site is located at http://www.sec.gov.


You may also request a copy of our filings at no cost, by writing or telephoning us at:


Breezer Ventures Inc.
Room 1707, 17th Floor, CTS Center
219 Zhong Shan Wu Road
Guangzhou, China, 510030
Telephone:949-419-6588
Attention: Mr. Tang Xu


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


5


----------------------------------------------------------------------





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


6


------------------------------------------------------------------




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


7


---------------------------------------------------------------------





A Majority of our Common Stock is Owned by a Single Investor.


Ms. Angeni Singh owns approximately 65.4% of our issued and outstanding shares. This concentration of ownership could discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, or could otherwise delay or prevent a change in control transaction or other business combination, which could in turn have an adverse effect on the market price of our common shares. As long as this concentration of ownership persists, it is unlikely that any other holder or group of holders of our common shares will be able to affect the way we are managed or the direction of our business. The interests of the control group of shareholders could conflict with the interests of other shareholders. In addition, we may adopt amendments to our organizational documents and applicable state law which have anti-takeover provisions that could delay or prevent a change in control of our company.


We will indemnify our officers and directors which could cause our capital resources to be used to defend and settle claims or legal actions against them.


The Company's By-Laws and the Nevada Revised Statutes, as amended contain provisions that limit the liability of directors for monetary damages and provide for indemnification of officers and directors under certain circumstances. Such provisions may discourage shareholders from bringing a lawsuit against directors for breaches of fiduciary duty, even though such action, if successful, might otherwise have benefited our shareholders. According to such provisions, we are responsible for payment of costs of settlement and damage awards against our officers or directors.


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


In addition to the indemnification provided for in the Company's By-Laws, we may enter into agreements to indemnify our directors and officers. Under these agreements, we will be obligated to indemnify our directors and officers for expenses, attorneys' fees, judgments, fines and settlement amounts incurred by any director or officer in any action or proceeding arising out of the director's or officer's services as a director or officer of us, any of our subsidiaries or any other company or enterprise to which the person provides services at our request. We believe that these provisions and agreements are necessary to attract and retain qualified individuals to serve as directors and officers.


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


Our common shares trades on the OTC Bulletin Board. The stock price may be volatile. The market price of our common shares may be subject to wide fluctuations in response to several factors including the following:


- Our ability to execute our business plan and significantly grow our business;

- Our ability to generate brand loyalty among target consumer segment car buyers;

- Increased competition from competitors who offer competing services; and

- Our financial condition and results of operations.



8


-------------------------------------------------------------------




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


9


-------------------------------------------------------------------





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


ITEM 1B: UNRESOLVED STAFF COMMENTS



Not Applicable.

ITEM 2: PROPERTIES



Our principal offices are located at Room 1707, 17th Floor, CTS
Center, 219 Zhong Shan Wu Road, Guangzhou, China, 510030. We are presently utilizing office space provided at no cost by our sole officer and director. We believe that our office space and facilities are sufficient to meet our present needs. Once the Company commences operations, we will require additional office space.


ITEM 3: LEGAL PROCEEDINGS


There are no existing, pending or threatened legal proceedings involving Breezer Ventures Inc., or against any of our sole officer and director as a result of their involvement with the Company.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended September 30, 2010.


10


--------------------------------------------------------------------------------



PART II


ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES


(a) Market Information.


Our shares are traded on the over-the-counter bulletin board operated by the National Association of Securities Dealers, Inc.
under the symbol "BRZV". There was no trading in the Company's securities during the past two complete fiscal years.


(b) Holders.


As of March 7, 2011, there were 34 stockholders of record of the Company's Common Stock. As of such date, 30,600,000 common shares were issued and outstanding.


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


On September 2, 2009, the Board of Directors of the Company declared the payment of a stock dividend consisting of three (3) additional shares of the Company's common stock for each one (1) share of the Company's common stock held as of the record date. The record date was September 14, 2009. In connection with this stock dividend, the ownership of stockholders possessing 7,650,000 shares of the Company's Common Stock was increased to 30,600,000 shares of common stock.


(d) Securities authorized for issuance under equity compensation plans.


The Company has never issued securities under and does not have any equity compensation plan.


Recent Sales of Unregistered Securities; Use of Proceeds from
Registered Securities


The following sets forth information pertaining to all securities of the Company sold within the past four years which were not registered under the Securities Act of 1933, as amended. In the three years ended September 30, 2010, September 30, 2009, September 30, 2008 and September 30, 2007 no unregistered securities were sold or issued by the Company.


ITEM 6: SELECTED FINANCIAL DATA



Pursuant to permissive authority under Regulation S-K, Rule 301, we have omitted Selected Financial Data.


11


--------------------------------------------------------------------------------



ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Introduction


This Report contains forward-looking statements within the meaning of the U.S. federal securities laws. Actual results and the timing of events could differ materially from those projected in forward-looking statements due to a number of factors, including
those described under "Item 1A   Risk Factors" and elsewhere in this
Annual Report. See "Special Note Regarding Forward-Looking Statements."


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


As of the end of the period covered by this Report, our principal executive offices are located at Room 1707, 17th Floor, CTS Center, 219 Zhong Shan Wu Road, Guangzhou, China, 510030.


Our fiscal year end is September 30th.


Results of Operations


Cash Requirements


During June and July of 2005, we received initial funding through the sale of common stock to investors. From inception through the date of this filing, we have had no material operating activities. The Company's total current assets as of September 30, 2010 consisted of a cash balance of $270. We anticipate that our current cash balance will not satisfy our cash needs for the following twelve-month period. There can be no assurance that we will be successful in finding financing, or even if financing is found, that we will be successful in proceeding with profitable operations.


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


Our auditors have issued a going concern opinion for the year ended September 30, 2010. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any significant revenues and no significant revenues are anticipated until our commercial operations begin.


Liquidity and Capital Resources


As of the date of this annual report, we have not generated any revenues from our business activities.


12


---------------------------------------------------------------------





As of September 30, 2010, our total assets were $1,714, which represented a decline from our total assets of $5,051 as of September 30, 2009. Our total current liabilities as of September 30, 2010 were $71,801, which represented an increase from our total current liabilities of $71,801 as of September 30, 2009. The Company has experienced a net loss of $12,273 for the year ended September 30, 2010, and a net loss of $140,931 for the period from May 18, 2005 (the date of the Company's incorporation) to September 30, 2010. Our net loss from operations decreased to $12,273 for the year ended September 30, 2010, as compared to $13,664 for the year ended September 30, 2009. Our main expenses in the year ended September 30, 2010 included consulting and professional fees of $5,100, depreciation in the amount of $3,504 and interest in the amount of $3,136, compared to expenses for the year ended September 30, 2009, which included consulting and professional fees of $4,180, depreciation in the amount of $1,752 and interest in the amount of $6,000.


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


Off Balance Sheet Arrangements


As of September 30, 2010, we did not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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


During the Company's fiscal year ended September 30, 2008 the opinion of M&K CPAS, PLLC on the Company's financial statements did not contain an adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles, except as follows: the independent auditor's report of M&K CPAS, PLLC dated February 3, 2009 (for the year ended September 30, 2008) contained "going concern" qualifications. These qualifications questioned the Company's insufficient working capital and ability to continue as a going concern. During the Company's two most recent fiscal years, and through the date of their dismissal, there were no disagreements with M&K CPAS, PLLC, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to M&K CPAS, PLLC's satisfaction, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its report.


During the years ended September 30, 2009 and September 30, 2008, and the interim period between September 30, 2009 and the appointment of Kenne Ruan, CPA, P.C., neither the Company nor anyone acting on the Company's behalf consulted with Kenne Ruan, CPA, P.C. regarding (i) the application of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements, or (ii) any matter that was either the subject of a disagreement as that term is used in Item 304 (a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K or a reportable event as that term is used in Item 304(a)(1)(v) and the related instructions to Item 304 of Regulation S-K.


13


-------------------------------------------------------------------





ITEM 9A: CONTROLS AND PROCEDURES



Management's Report on Disclosure Controls and Procedures


Our management has evaluated, under the supervision and with the participation of our chief executive officer and chief financial officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (the "Exchange
Act").   Based on that evaluation, our chief executive officer and
chief financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are not effective in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, and summarized and reported with the time periods specified in the Securities and Exchange Commission's rules and forms and (2) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.


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


Changes in Internal Control Over Financial Reporting


There was no change in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended September 30, 2009 that has materially affected or is reasonably likely to materially affect the Company's internal control over financial reporting.


14


---------------------------------------------------------------------





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

ITEM 9B: OTHER INFORMATION



None.


15


---------------------------------------------------------------------




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


Section 16 (a) Beneficial Ownership Reporting Compliance


Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on our review of the copies of such forms we received, we believe that during the year ended September 30, 2010, all such filing requirements applicable to our officers and directors were complied with, except that reports were filed late by the following persons:



Name       Number of     Transactions          Known Failures to
           Late Reports  Not Timely Reported   File a Required
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


16


---------------------------------------------------------------------





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


Code of Ethics


The Company has adopted code of ethics for all of the employees, directors and officers which has been filed with the U.S. Securities and Exchange Commission. The Company will provide to any person a copy of the Company's code of ethics, without charge, upon request. Requests may be mailed to the Company's offices at: Room 1707, 17th Floor, CTS Center, 219 Zhong Shan Wu Road, Guangzhou, China, 510030.


17


---------------------------------------------------------------------





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


SUMMARY COMPENSATION TABLE

Name          Year (1)  Salary  $  Bonus $    Other       Restricted  Securities         LTIP       All Other
and                                           Annual      Stock       Underlying         Payouts    Compensation
Principal                                     CompensationAwards $    Options/SARSs (#)  ($)        $
Posit                                         ($)
ion


Tang Xu (2)   2010      0          0          0           0           0                  0          0
President,
Chief
Executive
Officer,
Secretary,
Treasurer

Shawn Sim
(3) Former    2009      0          0          0           0           0                  0          0
President,
Chief
Executive
Officer,
Secretary,
Treasurer


Huaiqian      2009      0          0           0          0          0                   0          0

Zhang (4)
Former
President,
Chief
Executive
Officer,
Secretary,
Treasurer



Wei Xue Feng  2009     0          0           0          0          0                    0           0
(5) Former
President,
Chief
Executive
Officer,
Secretary,
Treasurer


              2008     0          0           0          0          0                    0           0


Angeni Singh  2008     0          0           0          0          0                    0           0
(6) Former
President,
Secretary
and Treasurer







(1) The Company's fiscal year ends on September 30th.
(2) Tang Xu serves as officer and director of the Company. He was appointed on December 22, 2009.
(3) Shawn Sim served as an officer and director of the Company from June 25, 2009 to December 22, 2009.
(4) Huaiqian Zhang was appointed as an officer and director on January 26, 2009.
(5) Wei Xue Feng was appointed as an officer and director on May 2, 2008 and resigned on January 26, 2009.
(6) Angeni Singh resigned as an officer and director of the Company on May 1, 2008.


18


---------------------------------------------------------------------








There are no compensatory plans or arrangements with respect to our executive officers resulting from their resignation, retirement or other termination of employment or from a change of control.

Outstanding Equity Awards at Fiscal Year-End

As at September 30, 2010, there were no unexercised options or stock that had not vested in regards to our executive officers, and there were no equity incentive plan awards for our executive officers during the year ended September 30, 2010.

Options Grants in the Year Ended September 30, 2010

During the year ended September 30, 2010, no stock options were granted to our executive officers.

Aggregated Options Exercised in the Year Ended September 30, 2010 and Year End Option Values

There were no stock options exercised during the year ended
September 30, 2010 and no stock options held by our executive officers at the end of the year ended September 30, 2010.

Repricing of Options/SARS

We did not reprice any options previously granted to our executive officers during the year ended September 30, 2010.

Director Compensation

Directors of our Company may be paid for their expenses incurred in attending each meeting of the directors. In addition to expenses, directors may be paid a sum for attending each meeting of the directors or may receive a stated salary as director. No payment precludes any director from serving our Company in any other capacity and being compensated for such service. Members of special or standing committees may be allowed similar reimbursement and compensation for attending committee meetings. During the year ended September 30, 2010, we did not pay any compensation or grant any stock options to our directors.

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

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT AND RELATED STOCKHOLDER MATTERS



The following table sets forth, as of the close of business on January 13, 2010, the total number of shares owned beneficially by the Company's directors, officers and key employees, and any person (including any group) who is known to the Company to be the beneficial owner of more than five percent of any class of the Company's voting securities. Except as otherwise indicated below, each person named has sole voting and investment power with respect to the shares indicated. The percentage of ownership set forth below reflects each holder's ownership interest in the 30,600,000 shares of the Company's common stock outstanding as of January 13, 2010.


19


--------------------------------------------------------------------





Amount and Nature of
Beneficial Ownership

                Name and Address of     Shares                     Total (1)     Percentage of
                Beneficial Owner                      Options/Warrants           Shares
                                                      (1)                        Outstanding (1)

Five Percent    Angeni Singh (1)        20,000,000    0            20,000,000    65.4%
Stockholders

Executive       Tang Xu, Chief          0             0            0             0%
officers and    Executive Officer,
Directors       President, Treasurer,
                Secretary and Director
                (1)

All officers    0                       0             0            0             0%
and directors
as group (1
person)


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


Adverse Interests


The Company is not aware of any material proceeding to which any director, officer, or affiliate of the Company, or any owner of record or beneficially of more than five percent of any class of the Company's voting securities, or security holder is a party adverse to the Company or has a material interest adverse to the Company.


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


20


--------------------------------------------------------------------





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

Audit-Related Fees

The aggregate fees billed by Kenne Ruan, CPA, P.C. for audit related services for the fiscal year ended September 30, 2009, and which are not disclosed in "Audit Fees" above, were $600. The aggregate fees billed by Kenne Ruan, CPA, P.C. for audit related services for the fiscal year ended September 30, 2008, and which are not disclosed in "Audit Fees" above, were $0.


The aggregate fees billed by M&K CPAS, PLLC for audit related services for the fiscal year ended September 30, 2009, and which are not disclosed in "Audit Fees" above, were $0. The aggregate fees billed by M&K CPAS, PLLC for audit related services for the fiscal year ended September 30, 2008, and which are not disclosed in "Audit Fees" above, were $0.


Tax Fees


The aggregate fees billed by Kenne Ruan, CPA, P.C. for tax compliance, tax advice and tax planning for the fiscal year ended September 30, 2010 was $0. The aggregate fees billed by M&K CPAS, PLLC for tax compliance, tax advice and tax planning for the fiscal year ended September 30, 2010 was $0. The aggregate fees billed by for Kenne Ruan, CPA, P.C. tax compliance, tax advice and tax planning for the fiscal year ended September 30, 2009 was $0.

All Other Fees


The aggregate fees billed by the Company's principal accountants, Kenne Ruan, CPA, P.C. and M&K CPAS, PLLC for services other than those described above, for the year ended September 30, 2010, were $0 each. The aggregate fees billed by the Company's principal accountant, M&K CPAS, PLLC for services other than those described above, for the year ended September 30, 2009, were $0.

Audit Committee Pre-Approval Policies


Our Board of Directors reviewed the audit and non-audit services rendered by M&K CPAS, PLLC and Kenne Ruan, CPA, P.C. during the periods set forth above and concluded that such services were compatible with maintaining the auditors' independence. All audit and non-audit services performed by our independent accountants are pre-approved by our Board of Directors to assure that such services do not impair the auditors' independence from us.


21


-------------------------------------------------------------------



PART IV

ITEM 15: EXHIBITS AND FINANCIAL STATEMENT SCHEDULES


Financial Statements.


The Index to the Consolidated Financial Statements is found on page F-1 of this Report.


Exhibit No.    Description of Exhibits

Exhibit 3.1 Articles of Incorporation of the Company, incorporated by reference to Exhibit 3.5 to the Company's
Registration Statement on Form SB-2, filed with the Securities and Exchange Commission on October 25, 2005.

Exhibit 3.2    Bylaws of the Company, incorporated by reference to
Exhibit 3.7 to the Company's Registration Statement on Form SB-2, filed with the Securities and Exchange Commission on October 25, 2005.

Exhibit 14.1    Code of Ethics, incorporated by reference to Exhibit
14.1 to the Company's Report on Form 10-K, filed with the Securities and Exchange Commission on February 13, 2009.

Exhibit 21    List of Subsidiaries.

Exhibit 31.1    Certification of Principal Executive Officer and
Principal Financial Officer pursuant to Section 302 of the
Sarbanes-Oxley Act of 2002.

Exhibit 32.1 Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.



22


--------------------------------------------------------------------




SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

   BREEZER VENTURES INC.

   By: /s/ Tang Xu
      Name: Tang Xu
      Title: Principal Executive Officer
         Principal Financial Officer and
         Principal Accounting Officer



Dated:   March 7, 2011

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Tang Xu
Name:       Tang Xu
Title:      Director
Dated:      March 7, 2011



23


--------------------------------------------------------------------------------



Breezer Ventures Inc.

(A Development Stage Company)

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm    F-2

Balance Sheets for the fiscal years ended September 30, 2010 and
2009    F-4

Statements of Operations for the fiscal year ended September 30,
2010 and 2009 and the period from May 18, 2005 (inception) through
September 30, 2009    F-5

Statements of Cash Flows for the fiscal year ended September 30,
2010 and 2009 and the period from May 18, 2005 (inception) through
September 30, 2010    F-6

Statements of Stockholder's Equity (Deficit) for the period from May
18, 2005 (inception) through September 30, 2010   F-7

Notes to Financial Statements    F-8



F-1


------------------------------------------------------------------


Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Breezer Ventures Inc.
(A  Development Stage Company)


We have audited the accompanying balance sheets of Breezer Ventures Inc.(A development stage company) as of September 30, 2010 and 2009, and the related statements of operations, stockholders' equity and cash flows for the two year period ended September 30, 2010. These financial statements are the responsibility of the Companys management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial positions of Breezer Ventures Inc. as of September 30, 2010 and 2009, and the results of its operations and its cash flows for the two year period ended September 30, 2010 in conformity with accounting principles generally accepted in the United States of America.

The financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Companys losses from operations raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/Kenne Ruan, CPA, P.C.
Woodbridge, Connecticut
March 4, 2011








F-2


-----------------------------------------------------------------





Breezer Ventures Inc.
(A Development Stage Company)
Balance Sheet
 As of September 30, 2010 and  2009

                                        As of September 30, 2010        As of September 30, 2009


       Assets

Current Assets

       Cash and Cash Equivalents        $270                            $103

Total Current Assets                    $270                            $103

Property Plant and Equipment

       Furniture and Equipment          $17,500                         $17,500

       Accumulated Depreciation         $(16,056)                       $(12,552)

       Total                            $1,444                          $4,948

       Total Assets                     $1,714                          $,5051

Liabilities and Stockholders' Equity

Current Liabilities

       Accounts Payable and Accured     $38,851                         $33,051
Liabilities

       Advances from related party      $38,750                         $38,750

Total Current Liabilities               $77,601                         $71,801



Stockholders' Equity

Preferred Stock, $0.001 par value,
50,000,000 shares authorized, None
issued and outstanding

Common Stock, $0.001 par value, shares  $30,600                         $30,600
authorized 30,600,000 issued and
outstanding

Additional Paid-in Capital              $57,394                         $54,258

(Deficit) accumulated during the        $(163,881)                      $(151,608)
developmental stage

Total Stockholders' Equity (Deficit)    $(75,887)                       $(66,750)

Total Liabilities and Stockholders'     $1,714                          $5,051
Equity (Deficit)

The accompanying notes are an integral part of the consolidated financial statements.



(Expressed in U.S. Dollars)


Breezer Ventures Inc.
(A Development Stage Company)
Statement of Operations
(Expressed in U.S. Dollars)
For the three months ended September 30, 2010 and 2009, Year ended September 30, 2010 and 2009 and from May 19, 2005 (Inception) to
September 30, 2010.

                    Three Months                For theYear
                    Ended                       Ended

                    September     September     September    September     May 19, 2005
                    30, 2010      30, 2009      30, 2010     30, 2009      (Inception) to
                                                                           September 30, 2010

General and
Administration
Expenses

Professional Fees   -             -             $5,100       $4,180        $57,965

Training Costs      -             -             -            -             $5,000

Management Fees     -             -             -            -             $6,000

Rent                -             -             -            $6,000        $44,000

Depreciation        $876          -             $3,504       $1,752        $16,056

Other               -             -                          $294          $4,366
                                                $533

Interest            $784          -             $3,136       $1,438        $7,544

Net (loss) for the  $(1,660)      -             $(12,273)    $(13,644)     $(140,931)
period

Net (loss) per
share

       Basic and    -             -             -            -             -
diluted

Per Share
Information

Weighted Average    30,600,000    30,600,000    30,600,00    30,600,000    -
Number of Common
Shares outstanding
- Basic and Diluted



The accompanying notes are an integral part of the consolidated financial statements.




Breezer Ventures Inc.
(A Development Stage Company)
Statement of Cashflows
(Expressed in U.S. Dollars)

For the Fiscal Period Ended September 30, 2010 and 2009. And from
May 19, 2005 (Inception), to September 30, 2010.

                                           For the Year
                                           Ended

                                           September 30,   September 30,   May 19, 2005
                                           2010            2009            (Inception) to
                                                                           September 30, 2010

Operating Activities

       Net (loss) for the period           $(12,273)       $(13,664)       $(140,931)

       Adjustments to reconcile net loss   -               -               -
to cash used in operating activities

       Depreciation                        $3,504          $1,752          $16,056

       Imputed Interest on shareholder     $3,136          $1,438          $7,544
advances

Changes in:

       Due from Shareholder                -               -               -

       Accounts payable and Accrued        $5,800          $(3,615)        $38,851
Liabilities

Cash used in operating activities          $167            $(14,089)       $(78,480)

Cash Flows from Investing Activities

       Purchase of assets                  -               -               $(17,500)

Net Cash Flows Used in Investing           -               -               $(17,500)
Activities

Cash Flows from Financing Activities

       Additional Paid in Capital          -               $9,800          -

       Advances  from Shareholders         -               -               $38,750

       Issuance of Common Stock            -               -               $57,500

Net Cash Flows provided by financing       -               $9,800          $96,250
activities

Net increase (decrease) in Cash            $167            $(4,289)        $270

Cash, Beginning of Period                  $103            $4,392          -

Cash, End of Period                        $270            $103            $270

Supplemental Information

       Interest Paid                       -               -               -

       Income Taxes Paid                   -               -               -

The accompanying notes are an integral part of the consolidated financial statements.





Breezer Ventures Inc.
(A Development Stage Company)
Statement of Stockholders' Equity
(Expressed in U.S. Dollars)

From May 19, 2009 (Inception Date) to September 30, 2010

                             Common Stock

                             Shares       Amount      Additional  Deficit         Total
                                                      Paid-in     Accumulated     Stockholders'
                                                      Capital     During the      Equity
                                                                  Development
                                                                  Stage

Balances - May 18, 2005      -            -           -           -               -

Founder's shares issued      5,000,000    $5,000      $0          $0              $5,000

Shares issued for cash       2,650,000    $2,650      $49,850     -               $52,500

- Net loss                   -            -           -           $(23,688)       $(23,688)

Balance - September 30, 2006 7,650,000    $7,650      $49,850     $(60,559)       $(3,059)

Imputed interest on          -            -           $1,055      -               $1,055
shareholder loan

- Net loss                   -            -           -           $(23,267)       $(23,267)

Balances - September 30,     7,650,000    $7,650      $50,905     $(83,826)       $(25,271)
2007

Imputed interest on          -            -           $1,915      -               $1,915
shareholder loan

-Net Loss                    -            -           -           $(31,168)       $(31,168)

Balances - September 30,     7,650,000    $7,650      $52,820     $(114,994)      $(54,524)
2008

Issuance of stock dividend   22,950,000   $22,950     -           -               -


Imputed interest on          -            -           $1,438      -               $1,438
shareholder loan

-Net Loss                    -            -           -           $(13,664)       $(13,664)

Balances - September 30,     30,600,000   $30,600     $54,258     $(128,658)      $(66,750)
2009

Imputed interest on          -            -           $3,136      -               $3,136
shareholder loan

Net Loss                     -            -           -           $(12,273)       $(12,273)

Balances - September 30,     30,600,000   $30,600     $57,394     $(140,931)      $(75,887)
2010




The accompanying notes are an integral part of the consolidated financial statements.


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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of September 30, 2010 and 2009, there were no cash equivalents.

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


F-9
________________________________________


Note 3 Going Concern

The company's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. Since inception, the Company has accumulated losses aggregating to $163,881 and has insufficient working capital to meet operating needs for the next twelve months as of September 30, 2010, all of which raise substantial doubt about the company's ability to continue as a going concern.

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


Note 4 Property, Plant and Equipment

Property, Plant and Equipment consists of furniture and equipment, which is being depreciated over 5 years.

                                              September     September
                                              30,2010         30,2009
                                                 $            $

Cost                                           17,500         17,500
Accumulated Depreciation                       16,056)        (12,552)
Net, Property, Plant and Equipment             1,444          4,948






Note 5 Income Taxes

The Company has tax losses, which may be applied against future taxable income. The potential tax benefits arising from these loss carry forwards expire between 2025 and 2028 and are offset by a valuation allowance due to the uncertainty of profitable operations in the future. The net operating loss carry forward was $163,881 and $151,608 at September 30, 2010 and 2009, respectively.

F-10
________________________________________


Note 6 Related Party Transaction

A director loaned $9,800 to the Company during the period ended
September 30, 2010, which is unsecured, with no specific terms of repayment. The amount due the director is $38,750 and $38,750 at September 30, 2010 and September 30, 2009, respectively.

Imputed interest at 8% in the amount of $3,136 and $1,438 has been included as an increase to additional paid in capital for the year ended September 30, 2010 and 2009, respectively.

Note 7 Subsequent Events

The Company has abandoned its previous business model, and has no
plans to open a restaurant.   As of the date of the filing of this
Report, the Company is exploring and considering various potential business opportunities.