Form 10-Q
period 2010-12-31
Breezer Ventures Inc.
filed 2011-03-09
CIK 1337182

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549


                              FORM 10-Q


x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                         EXCHANGE ACT OF 1934


             For the quarterly period ended December 31, 2010


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


                             949-419-6588
         (Registrant's telephone number, Including Area Code)


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


As of March 8, 2011, the Issuer had 30,600,000 shares of its Common Stock outstanding.





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



2


--------------------------------------------------------------------------------



PART I   FINANCIAL INFORMATION

Breezer Ventures Inc.
(A Development Stage Company)
Balance Sheets
(Unaudited)



                                        December    September
                                        31, 2010    30, 2010
                                        (Unaudited)



Assets

Current Assets

   Cash and Cash Equivalents            $20         $270

   Receivable due to officer            -           -

TOTAL CURRENT ASSETS                    $20         $270

Property Plant and Equipment

   Furniture and Equipment              $17,500     $17,500

   Accumulated Depreciation             $(16,932)   $(16,056)

                                        $568        $1,444

TOTAL ASSETS                            $588        $1,714

Liabilities and Stockholders' Equity

Current Liabilities

     Accounts Payable and Accrued       $39,451     $38,851
Liabilities

     Advances from related party        $38,750     $38,750

TOTAL CURRENT LIABILITIES               $78,201     $77,601

Stockholder's Deficit

Preferred Stock, $0.001 par value,
50,000,000 shares authorized, None
issued and outstanding

Common Stock, $0.001 par value, shares  $30,600     $30,600
authorized 30,600,000 issued and
outstanding

 Additional Paid-In Capital             $58,178     $57,394

(Deficit) accumulated during the        $(166,391)  $(163,881)
developmental stage

TOTAL STOCKHOLDERS' EQUITY              $(77,613)   $(75,887)

TOTAL LIABILITIES AND STOCKHOLDERS'     $588        $1,714
EQUITY

The accompanying notes are an integral part of these financial statements.





3


--------------------------------------------------------------------------------




Breezer Ventures Inc.
(A Development Stage Company)
Statements of Operations
Three Months Ended December 31, 2010 and 2009 and for the Period From May 18, 2005 (Inception) through December 31, 2010 (Unaudited)




                         Three     Three             From May
                         Months    Months            18, 2005
                         Ended     Ended            (Inception)
                         December, December
                         31,2010   31,2009           to December
                                                     31, 2010



General
and
Administrative
Expenses

Consulting              $600      -                 $58,565
and
Professional
Fees

Training                -         -                 $5,000
Costs

Management              -         -                 $6,000
Fees

Office Expense          $250      -                 $250

Rent                    -         -                 $44,000

Depreciation            $876      $876              $16,932


Other                   -         -                 $4,366

Interest                $784      $784              $8,328

Net (loss)             $(2,510)   $(1,660)          $(143,441)
for the
period


Net (loss)             0.00       0.00              0.00
per share
- Basic
and Diluted

Weighted              30,600,000  30,600,000
Average
Shares
Outstanding

- Basic
and Diluted








The accompanying notes are an integral part of these financial statements.






4


--------------------------------------------------------------------------------



Breezer Ventures Inc.
(A Development Stage Company)
Statements of Cash Flows
Three Months Ended June 30, 2009 and
the Period From May 18, 2005 (Inception) through June 30, 2009
(Unaudited)


                               Three      Three    From May 18,
                               Months     Months   2005
                               Ended      Ended    (Inception)
                               December   December to December,
                               31 ,2010   31,2009  31,2010

Cash Flow from Operating
Activities

     Net loss for the Period   $(1,910) $(1,660) $(143,441)



           Adjustments to      -          -        -
reconcile net loss to cash
used in operating activities

     Depreciation              $876      $876    $16,932

     Imputed Interest on       $784      $784    $8,328
shareholder advances

Changes in:

     Due from Shareholder      -          -        -

     Accounts Payable and      -          -        $39,451
Accured Liabilities

Net Cash Flow Used in          $(250)     -        $(78,730)
Operating Activities

Cash Flows from Investing
Activities:

     Purchase Assets           -          -        $(17,500)

Net Cash Flows Used in         -          -        $(17,500)
Investing Activities

Cash Flows from Financing
Activities:

     Additional Paid in        -          -        -
Capital

     Advances from             -          -        $38,750
Shareholders

     Issuance of Common Stock  -          -        $57,500

Net Cash Flows Provided from   -          -        $96,250
Financing Activities

Net Increase (Decrease) in     $(250)     -        $20
Cash

Cash, and Cash Equivalents,    $270       $103     -
Beginning of Period

Cash, and Cash Equivalents,    $20        $103     $20
End of Period

Supplementary Information:

     Taxes Paid                -          -        -

     Interest Paid             -          -        -

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

On September 2, 2009, the Board of Directors of Breezer Ventures Inc .. declared the payment of a stock dividend consisting of three (3) additional shares of the Companys common stock for each one (1) share of the Companys common stock held as of the record date. The record date will be September 14, 2009. Such stock dividend will be paid on September 15, 2009. Holders of fractions of shares of the Companys common stock will receive a proportional number of shares rounded to the nearest whole share. In connection with this stock dividend, the ownership of stockholders possessing 7,650,000 shares of the Companys Common Stock will be thereby be increased to 30,600, 000 shares of common stock.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of December 31, 2010 and 2009, there were no cash equivalents.

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

The company's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. Since inception, the Company has accumulated losses aggregating to $166,391 and has insufficient working capital to meet operating needs for the next twelve months as of December 31, 2010, all of which raise substantial doubt about the company's ability to continue as a going concern.

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


Note 4	Property, Plant and Equipment

Property, Plant and Equipment consists of furniture and equipment, which is being depreciated over 5 years.

  	  	            December 31,           December
                            2010	  	   31,2009



Cost	  	           $17,500	  	     $17,500
Accumulated Depreciation   (16,932)	  	     (13,428)
Net, Property, Plant and
Equipment	  	   568	  	  	      4,072

Note 5	Income Taxes

The Company has tax losses, which may be applied against future taxable income. The potential tax benefits arising from these loss carry forwards expire between 2025 and 2028 and are offset by a valuation allowance due to the uncertainty of profitable operations in the future. The net operating loss carry forward was $165,791 and $153,268 at December 31, 2010 and 2009, respectively.

F-10
________________________________________


Note 6	Related Party Transaction

A director loaned $9,800 to the Company during the period ended
December 31, 2010, which is unsecured, with no specific terms of repayment. The amount due the director is $38,750 and $38,750 at December 31, 2010 and December 31, 2009, respectively.

Imputed interest at 8% in the amount of $784 and $784 has been included as an increase to additional paid in capital for the period ended December 31, 2010 and 2009, respectively.





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

The Company incurred general and administration expenses of $2,510 for the three months ended December 31, 2010. For the three months ended December 31, 2001, the Company experienced general and administration expenses of $1,660. Since the Company's inception, the Company has incurred total general and administration expenses of $143,441. The majority of the expenses incurred by the Company have been related to the Company's offices and expenses related to maintaining the Company's status as a publicly reporting company, including legal, accounting and filing fees.

For the three months ended December 31, 2010, the Company experienced a net loss of $2,510.

Should the Company commence operations in the near future, its expenses are anticipated to increase considerably

Liquidity and capital resources

The Company has earned no revenues since its inception. From inception until the date of this filing, we have had no material operating activities. Our current cash balance as of the date of this Report is $20. We anticipate that our current cash balance will not satisfy our cash needs for the following twelve-month period. There can be no assurance that we will be successful in finding financing, or even if financing is found, that we will be successful in commencing operations.

During the Nine months period ended December 31, 2010, the Company satisfied its working capital needs from loans from its Director.
As of December 31, 2010, the Company has cash on hand in the amount of $20. Management does not expect that the current level of cash on hand will be sufficient to fund our operation for the next twelve month period. We may also be able to obtain more future loans from our shareholders, but there are no agreements or understandings in place currently.

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

Off Balance Sheet Arrangements

As of December 31, 2010 we did not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Changes in Internal Control over Financial Reporting

In addition, our management with the participation of our Principal Executive Officer and Principal Financial Officer have determined that no change in our internal control over financial reporting occurred during or subsequent to the quarter ended December 31, 2010 that has materially affected, or is (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Securities Exchange Act of
1934) reasonably likely to materially affect, our internal control over financial reporting.





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





Date: March 8, 2011



10