Form 10-Q
period 2011-03-31
Breezer Ventures Inc.
filed 2011-05-13
CIK 1337182

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549


                              FORM 10-Q


x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                         EXCHANGE ACT OF 1934


             For the quarterly period ended March 31, 2011


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


As of March 31, 2011, the Issuer had 30,600,000 shares of its Common Stock outstanding.





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



2


-------------------------------------------------------------------



PART I   FINANCIAL INFORMATION

Breezer Ventures Inc.
(A Development Stage Company)
Balance Sheets
(Unaudited)



                                        March 31    September
                                        31, 2011    30, 2010
                                        (Unaudited)



Assets

Current Assets

   Cash and Cash Equivalents            $20         $270

   Receivable due to officer            -           -

TOTAL CURRENT ASSETS                    $20         $270

Property Plant and Equipment

   Furniture and Equipment              $17,500     $17,500

   Accumulated Depreciation             $(17,500)   $(16,056)

                                        $-          $1,444

TOTAL ASSETS                            $20         $1,714

Liabilities and Stockholders' Equity

Current Liabilities

     Accounts Payable and Accrued       $42,051     $38,851
Liabilities

     Advances from related party        $38,750     $38,750

TOTAL CURRENT LIABILITIES               $80,801     $77,601

Stockholder's Deficit

Preferred Stock, $0.001 par value,
50,000,000 shares authorized, None
issued and outstanding

Common Stock, $0.001 par value, shares  $30,600     $30,600
authorized 30,600,000 issued and
outstanding

 Additional Paid-In Capital             $58,962     $57,394

(Deficit) accumulated during the        $(170,343)  $(163,881)
developmental stage

TOTAL STOCKHOLDERS' EQUITY              $(80,781)   $(75,887)

TOTAL LIABILITIES AND STOCKHOLDERS'     $20         $1,714
EQUITY

The accompanying notes are an integral part of these financial statements.





3


-------------------------------------------------------------------------




Breezer Ventures Inc.
(A Development Stage Company)
Statements of Operations
Three Months Ended March 31, 2011 and 2010 and for Six Months
Ended March 31, 2011 and 2010 and for
the Period From May 18, 2005 (Inception) through March 31, 2011
(Unaudited)




                       Three     Three      Six Months   Six Months    From May
                       Months    Months     Ended March  Ended March   18, 2005
                       Ended     Ended      31, 2011     31, 2010      (Inception)
                       March     March                                 to March 31,
                       31,2011   31,2010                               2011




General
and
Administrative
Expenses

Consulting              $2,600   $5,100      $3,200       $5,100       $61,165
and
Professional
Fees

Training                -         -           -           -            $5,000
Costs

Management              -         -           -           -            $6,000
Fees

Office Expense          -         -           $250        -            $250

Rent                    -         $6,000      -           $6,000       $44,000

Depreciation            $568      $876         $1,444     $1,752       $17,500


Other                   -         $492         -          $492         $4,366

Interest                $784      $784         $1,568     $1,568       $9,112

Net (loss)             $(3,952)   $(13,252)    $(6,462)   $14,912)     $(147,393)
for the
period


Net (loss)              0.00        0.00         0.00      0.00         0.00
per share
- Basic
and Diluted

Weighted               30,600,000   30,600,000   30,600,000 30,600,000
Average
Shares
Outstanding

- Basic
and Diluted








The accompanying notes are an integral part of these financial statements.






4


--------------------------------------------------------------------------------



Breezer Ventures Inc.
(A Development Stage Company)
Statements of Cash Flows
Six Months Ended March 31, 2011 and 2010 and the Period From May 18, 2005 (Inception) through March 31, 2011
(Unaudited)


                               Six        Six      From May 18,
                               Months     Months   2005
                               Ended      Ended    (Inception)
                               March      March    to March,
                               31 ,2011   31,2010  31,2011

Cash Flow from Operating
Activities

     Net loss for the Period   $(6,462)   $(14,912) $(147,393)



           Adjustments to      -          -         -
reconcile net loss to cash
used in operating activities

     Depreciation              $1,568     $1,752    $17,500

     Imputed Interest on       $1,444     $1,568    $9,112
shareholder advances

Changes in:

     Due from Shareholder      -          -         -

     Accounts Payable and      $3,200     $11,300   $42,051
Accured Liabilities

Net Cash Flow Used in          $(250)     $(292)    $(78,730)
Operating Activities

Cash Flows from Investing
Activities:

     Purchase Assets           -          -        $(17,500)

Net Cash Flows Used in         -          -        $(17,500)
Investing Activities

Cash Flows from Financing
Activities:

     Additional Paid in        -          -        -
Capital

     Advances from             -          -        $38,750
Shareholders

     Issuance of Common Stock  -          -        $57,500

Net Cash Flows Provided from   -          -        $96,250
Financing Activities

Net Increase (Decrease) in     $(250)     $(292)   $20
Cash

Cash, and Cash Equivalents,    $270       $103     -
Beginning of Period

Cash, and Cash Equivalents,    $20        $(189)   $20
End of Period

Supplementary Information:

     Taxes Paid                -          -        -

     Interest Paid             -          -        -

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

Stock Based Compensation

The Company accounts for stock-based employee compensation arrangements using the fair value method in accordance with the provisions of ASC Topic 718 Compensation - Stock Compensation. The company accounts for the stock options issued to non-employees in accordance with the provisions of ASC Topic 718, Compensation-Stock Compensation.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of March 31, 2011 and 2010, there were no cash equivalents.

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

The company's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. Since inception, the Company has accumulated losses aggregating to $170,343 and has insufficient working capital to meet operating needs for the next twelve months as of March 31, 2011, all of which raise substantial doubt about the company's ability to continue as a going concern.

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


Note 4	Property, Plant and Equipment

Property, Plant and Equipment consists of furniture and equipment, which is being depreciated over 5 years.

  	  	                     December        December
                                       31,             31,
                                      2010	      2009


  	  	                       $	        $
Cost	  	  	             17,500	     17,500
Accumulated Depreciation	    (17,500)	     (14,304)
Net, Property, Plant and Equipment     0	      3,196

Note 5	Income Taxes

The Company has tax losses, which may be applied against future taxable income. The potential tax benefits arising from these loss carry forwards expire between 2025 and 2028 and are offset by a valuation allowance due to the uncertainty of profitable operations in the future. The net operating loss carry forward was $170,343 and $166,250 at March 31, 2011 and 2010, respectively.

F-10
________________________________________


Note 6	Related Party Transaction

A director loaned $9,800 to the Company during the period ended
December 31, 2010, which is unsecured, with no specific terms of repayment. The amount due the director is $38,750 and $38,750 at March 31, 2011 and March 31, 2010, respectively.

Imputed interest at 8% in the amount of $1,568 and $1,568 has been included as an increase to additional paid in capital for the period ended March 31, 2011 and 2010, respectively.

Note 7	Subsequent Events

The Company has abandoned its previous business model, and has no plans to open a restaurant. As of the date of the filing of this Report, the Company is exploring and considering various potential business opportunities.

On April 7, 2011 the Company executed an asset purchase agreement to purchase a 93.75% working interest and a 70.341796% net revenue interest in the Elma Jackson oil and gas lease located in Texas.




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

The Company incurred general and administration expenses of $6,462 for the six months ended March 31, 2011. For the six months ended March 31, 2010, the Company experienced general and administration expenses of $14,912. Since the Company's inception, the Company has incurred total general and administration expenses of $147,393. The majority of the expenses incurred by the Company have been related to the Company's offices and expenses related to maintaining the Company's status as a publicly reporting company, including legal, accounting and filing fees.

For the six months ended March 31, 2011, the Company experienced a net loss of $6,462.

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

During the six months period ended March 31, 2011, the Company satisfied its working capital needs from loans from its Director. As of March 31, 2011, the Company has cash on hand in the amount of $20. Management does not expect that the current level of cash on hand will be sufficient to fund our operation for the next twelve month period. We may also be able to obtain more future loans from our shareholders, but there are no agreements or understandings in place currently.

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

Off Balance Sheet Arrangements

As of March 31, 2011 we did not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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





Date: May 12, 2011



10