Form 10-Q
period 2011-06-30
Breezer Ventures Inc.
filed 2011-09-20
CIK 1337182

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM - 10-Q

[ X ]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF  THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act)? Yes   No X  "

The number of shares outstanding of the registrant's common stock, par value $.001 per share, as of September 15, 2011 was 35,600,000 shares .

1

  Breezer Ventures Inc.

Table of Contents

Part I - FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)

Balance Sheets as of June 30, 2011 and September 30, 2010 (Unaudited)...................................................................................................................3

Statements of Operations for the nine months ended June 30, 2011 and 2010; the three months ended June 30, 2011 and 2010; and the period from May 18, 2005 (inception) through June 30, 2011. (Unaudited)...4

Statements of Cash Flows for the nine months ended June 30, 2011 and 2010 and the period from May 18, 2005 (inception) through June 30, 2011 (Unaudited)...5

2

Part I - FINANCIAL INFORMATION

Breezer Ventures Inc.

(A Development Stage Company)

Balance Sheets

(Unaudited)

Breezer Ventures Inc.
(A Development Stage Company)
Balance Sheet
(Expressed in U.S. Dollars)

	June 30, 2011	September 30, 2010
	(Unaudited)

ASSETS
Current Assets
Cash and Cash Equivalents	$0	$270

Total Current Assets	0	270

Property Plant and Equipment
Furniture and Equipment	17,500	17,500
Accumulated Depreciation	(17,500)	(16,056)
	0	1,444
Investment in Oil Lease	55,000	0

TOTAL ASSETS	$55,000	$1,714

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable and Accured Liabilities	69,291	$38,851
Due to Catalyst	50,000	0
Advances from related party	38,730	38,750
TOTAL CURRENT LIABILITIES	158,021	77,601

Stockholder's Deficit
Preferred Stock, $0.001 par value, 50,000,000 shares authorized, None issued and outstanding
Common Stock, $0.001 par value, 100,000,000 shares authorized 35,600,000 issued and outstanding,	35,600	30,600

Additional Paid-In Capital	59,746	57,394
(Deficit) accumulated during the development stage	(198,367)	(163,881)

Total Stockholders' Deficit	(103,021)	(75,887)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$55,000	$1,714

See accompanying summary of accounting policies and notes to financial statements

Breezer Ventures Inc.

(A Development Stage Company)

Statements of Operations

Three Months and Nine Months Ended June 30, 2011 and 2010 and for the Period From May 18, 2005 (Inception) through June 30, 2011

(Unaudited)

Breezer Ventures Inc.
(A Development Stage Company)
Statements of Operation
(Unaudited)
(Expressed in U.S. Dollars)

					From May 19, 2005
	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended	(Inception) to
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010	June 30, 2011

General and Administration Expenses
Consulting and Professional fees	27,240	0	30,440	$ 5,100	88,405
Training Costs	0	0	0	0	5,000
Management Fees	0	0	0	0	6,000
Office Expense	0	0	250	0	250
Rent	0	0	0	0	44,000
Depreciation	0	876	1,444	2,628	17,500
Other	0	41	0	533	4,366
Interest	784	784	2,352	2,352	9,896
	28,024	1,701	34,486	10,613	175,417

Net Loss for the period	(28,024)	(1,701)	(34,486)	(10,613)	(175,417)

Net Loss per Common Share	(0.00)	(0.00)	(0.00)	(0.00)
Basic and diluted

Per Share Information
Weighted Average Number of Common Shares Outstanding
Basic and diluted	35,600,000	30,600,000	35,600,000	30,600,000

See accompanying summary of accounting policies and notes to financial statements

Breezer Ventures Inc.

(A Development Stage Company)

Statements of Cash Flows

Nine Months Ended June 30, 2011 and

the Period From May 18, 2005 (Inception) through June 30, 2011

(Unaudited)

Breezer Ventures Inc.
(A Development Stage Company)
Statements of Cash Flow
(Unaudited )
(Expressed in U.S. Dollars)

			From May 19, 2005
	For the Nine Months	For the Nine Months	(Inception) to
	June 30, 2011	June 30, 2010	June 30, 2011

Cash Flows from Operating Activities
Net Loss for the Period	$(33,886)	(10,613)	$(174,817)
Depreciation	1,444	2,628	17,500
Imputed Interest on shareholder advances	2,352	2,352	9,896
Changes in:
Due to Catalyst	50,000	0	50,000
Accounts Payable and Accrued Liabilities	29,840	5,800	68,691
Net Cash Flows Used in Operating Activities	49,750	167	(28,730)

Cash Flows from Investing Activities
Investment in Oil Lease	(55,000)	0	(55,000)
Purchase of assets	0	0	(17,500)
Net Cash Flows Used in Investing Activities	(55,000)	0	(72,500)

Cash Flows from Financing Activities
Advances from Shareholders	(20)	0	38,730
Issuance of Common Stock	5,000	0	62,500
Net Cash Flows Provided from Financing Activities	4,980	0	101,230

Net Increase (Decrease) in Cash	(270)	167	(0)

Cash and Cash Equivalents, Beginning of Period	270	103	0
Cash and Cash Equivalents, End of Period	0	270	(0)

See accompanying summary of accounting policies and notes to financial statements

Breezer Ventures Inc.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

Note 1	Incorporation and Operating Activities

Breezer Ventures Inc. was incorporated on May 18, 2005, under the laws of the State of Nevada, U.S.A. Operations, as a development stage company started on that date.

We are operating as an independent emerging natural resources company. The company’s focus is on the acquisition, exploration, development and production of oil, natural gas and minerals. We believe that the world has entered a commodities super cycle caused by globalization and the industrialization of large emerging countries and regions such as India, China and the Middle East. Our objective is to find, acquire and develop natural resources at the lowest cost possible and recycle our cash flows into new projects yielding the highest returns with controlled risk.

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

Stock Based Compensation

The Company accounts for stock-based employee compensation arrangements using the fair value method in accordance with the provisions of ASC Topic 718 Compensation – Stock Compensation. The company accounts for the stock options issued to non-employees in accordance with the provisions of ASC Topic 718, Compensation-Stock Compensation.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of June 30, 2011 and 2010, there were no cash equivalents.

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

Investment in Oil Lease

All direct costs related to the acquisition of oil lease rights are capitalized. Exploration costs are charged to operations in the period incurred until such time as it has been determined that an oil lease has economically recoverable reserves, at which time subsequent exploration costs and the costs incurred to develop an oil lease are capitalized.

The Company reviews the carrying values of its oil lease rights whenever events or changes in circumstances indicate that their carrying values may exceed their estimated net recoverable amounts. An impairment loss is recognized when the carrying value of those assets is not recoverable and exceeds its fair value. As of June 30, 2011, management has determined that there is no impairment in value for the purchase of the oil lease right purchased in April 2011.

At such time as commercial production may commence, depletion of each oil lease will be provided on a unit-of-production basis using estimated proven and probable recoverable reserves as the depletion base. In cases where there are no proven or probable reserves, depletion will be provided on the straight-line basis over the expected economic life of the oil lease.

The Company had no operating properties at June 30, 2011, but the Company’s oil leases will be subject to standards for oil lease reclamation that is established by various governmental agencies. For these non-operating leases, the Company accrues costs associated with environmental remediation obligations when it is probable that such costs will be incurred and they are reasonably estimable. Costs of future expenditures for environmental remediation are not discounted to their present value. Such costs are based on management's current estimate of amounts that are expected to be incurred when the remediation work is performed within current laws and regulations.

It is reasonably possible that due to uncertainties associated with defining the nature and extent of environmental contamination, application of laws and regulations by regulatory authorities, and changes in remediation technology, the ultimate cost of remediation and reclamation could change in the future. The Company continually reviews its accrued liabilities for such remediation and reclamation costs as evidence becomes available indicating that its remediation and reclamation liability has changed.

The Company recognizes the fair value of a liability for an asset retirement obligation in the period in which it is incurred, if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the associated long-lived assets and depreciated over the lives of the assets on a units-of-production basis. Reclamation costs are accreted over the life of the related assets and are adjusted for changes resulting from the passage of time and changes to either the timing or amount of the original present value estimate on the underlying obligation.

F-9

Note 3	Going Concern

The company's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. Since inception, the Company has accumulated losses aggregating to $198,367 and has insufficient working capital to meet operating needs for the next twelve months as of June 30, 2011, all of which raise substantial doubt about the company's ability to continue as a going concern.

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

 We are in the process of developing a new business plan for the Company. The company’s management has been actively pursuing acquisitions of oil leases in the United States specifically in the Fort Worth Basin area. In pursuing this business plan we executed our first asset purchase as described below.

Note 4	Investment in Oil Lease

On April 7, 2011, we executed an asset purchase agreement (the "Agreement") with Catalyst Capital Group, Inc., a California corporation whereby pursuant to the terms and conditions of that Agreement we purchased Catalyst Capital Group, Inc.'s undivided 13/16th interest in and to Firecreek Global, Inc.'s right, title and interest in and to the following (based on Firecreek Global, Inc.'s 93.75% working interest (for depths above 100 feet below the top of the Ellenburger Formation) and 70.341796% net revenue interest in the ElmaJackson oil and gas; (i) Well #6 (API# 42-059-04612) together with the proration units designated for such well by the Texas Railroad Commission and the rights and appurtenances incident to such well (such well and the associated proration units and rights and appurtenances, arising from the working Interests, hereinafter referred to as the "Initial Well"); (ii) Firecreek's rights in, to and under, and obligations arising from, agreements relating to the Lease to the extent the same are applicable to the Initial Well; (iii) Firecreek's interest in fixtures and personal property used solely in connection with the operation of the Initial Well; and (iv) Firecreek's interest in books, files, data and records in Seller's possession to the extent the same relate to the Initial Well provided that possession of same will remain with Firecreek; and the right and option based on certain terms and conditions to acquire a 13/16th interest in and rehabilitate certain other wells.

As consideration, Catalyst Capital Group, Inc. was provided with 5,000,000 restricted common shares of our company and a one-time payment of $50,000 plus 15/16th of any excess total rehabilitation cost associated with Well #6, payable pursuant to the terms listed in the Agreement.

Note 5	Property, Plant and Equipment

Property, Plant and Equipment consists of furniture and equipment, which is being depreciated over 5 years.

Note 6	Income Taxes

The Company has tax losses, which may be applied against future taxable income.  The potential tax benefits arising from these loss carry forwards expire between 2025 and 2028 and are offset by a valuation allowance due to the uncertainty of profitable operations in the future. The net operating loss carry forward was $198,367 and $162,221at June 30, 2011 and 2010, respectively.

F-10

Note 7	Related Party Transaction

A director loaned $9,800 to the Company during the period ended December 31, 2010, which is unsecured, with no specific terms of repayment. The amount due the director is $38,730 and $38,750 at June 30, 2011 and June 30, 2010, respectively.

Imputed interest at 8% in the amount of $2,352 and $2,352 has been included as an increase to additional paid in capital for the period ended June 30, 2011 and 2010, respectively.

Note 8	Subsequent Events

 There are no reportable subsequent events to report to the date of the financial statements.

In this Quarterly Report on Form 10-Q, “Company,” “our company,” “us,” and “our” refer to Bonanza Goldfield Corporation, unless the context requires otherwise.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis contains various “forward looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, regarding future events or the future financial performance of the Company that involve risks and uncertainties. Certain statements included in this Form 10-Q, including, without limitation, statements related to anticipated cash flow sources and uses, and words including but not limited to “anticipates”, “believes”, “plans”, “expects”, “future” and similar statements or expressions, identify forward looking statements. Any forward-looking statements herein are subject to certain risks and uncertainties in the Company’s business, including but not limited to profitability of mineral resources and mineralized material, volatility of future financing plans, our anticipated needs for working capital, market demand, , technological developments, maintenance of relationships with key suppliers, difficulties of hiring or retaining key personnel and any changes in current accounting rules, all of which may be beyond the control of the Company. The Company adopted at management’s discretion, the most conservative recognition of revenue based on the most astringent guidelines of the SEC in terms of recognition of software licenses and recurring revenue. Management will elect additional changes to revenue recognition to comply with the most conservative SEC recognition on a forward going accrual basis as the model is replicated with other similar markets (i.e. SBDC). The Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth therein.

Forward-looking statements involve risks, uncertainties and other factors, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Factors and risks that could affect our results and achievements and cause them to materially differ from those contained in the forward-looking statements include those identified in the section titled “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended September 30, 2010, as well as other factors that we are currently unable to identify or quantify, but that may exist in the future.

In addition, the foregoing factors may affect generally our business, results of operations and financial position. Forward-looking statements speak only as of the date the statement was made. We do not undertake and specifically decline any obligation to update any forward-looking statements.

Overview

We are operating as an independent emerging natural resources company. The company’s focus is on the acquisition, exploration, development and production of oil, natural gas and minerals. Our objective is to find, acquire and develop natural resources at the lowest cost possible and recycle our cash flows into new projects yielding the highest returns with controlled risk.  Our success depends on achieving that target. There is the likelihood of our oil lease investment containing little or no oil and other minerals. There is the possibility that our claim does not contain any reserves and funds that we spend on exploration will be lost. Even if we complete our current exploration program and are successful in identifying a mineral deposit we will be required to expend substantial funds to bring our claim to production. We are unable to assure you we will be able to raise the additional funds necessary to implement any future exploration or extraction program even if mineralization is found.

Plan of Operation

Our Company is an exploration stage company engaged in the acquisition and exploration of oil and gas properties. The Company has acquired an oil lease (Well #6) which we are currently developing. Well #6 is located on the Jackson Lease which is comprised of 870 acres and is situated on the western side of the Bend Arch of the Fort Worth Basin, 5 miles north of Baird, Texas.

Breezer Ventures has acquired the options on 9 existing and plugged wells that are planned for rehabilitation and reactivation. These oil wells are located on the Jackson Lease.

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

Results of Operations

We are an exploration stage company that is in the process of acquiring oil and gas properties or leases located in the State of Texas. The recoverability of amounts from the properties or leases will be dependent upon the discovery of economically recoverable reserves, confirmation of the our interest in the underlying properties and/or claims, our ability to obtain necessary financing to satisfy the expenditure requirements under the property and/or lease agreements and to complete the development of the properties and/or leases, and upon future profitable production or proceeds for the sale thereof.

For the nine months ended June 30, 2011 and 2010, we generated no revenue. Our future revenue plan is uncertain and is dependent on our ability to effectively extract our products, generate sales, and obtain contract mining opportunities. There are no assurances of the ability of our company to begin to develop our leases. We incurred losses of $34,486 and $10,613 for the nine months ended June 30, 2011 and 2010 respectively. Our losses since our inception through June 30, 2011 amount to $175,417.

Our general and administrative expenses for the three months ended June 30, 2011 were $28,024 as compared to $1,701 for 2010 in contrast to our nine months ended June 30, 2011 were $34,486 as compared to $10,613 for 2010.   The majority of the expenses incurred by the Company have been related to the Company's offices and expenses related to maintaining the Company's status as a publicly reporting company, including legal, accounting and filing fees. Legal expenses rose significantly this period due to an increase in legal advice sought by the Company and office administration expenses increased significantly due to more business activity being conducted by the Company.

Liquidity and Capital Resources

There is no historical financial information about us on which to base an evaluation of our performance. We are an exploration stage company and have not generated revenues from operations. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in the exploration of our property, and possible cost overruns due to increases in the cost of services. To become profitable and competitive, we must conduct the exploration of our properties before we start into production of any oil and gas reserves we may find

We believe we will have to rely on public and private equity and debt financings to fund our liquidity requirements over the intermediate term. We may be unable to obtain any additional financings on terms favorable to us, or obtain additional funding at all. If adequate funds are not available on acceptable terms, and if cash and cash equivalents together with any income generated from operations fall short of our liquidity requirements, we may be unable to sustain operations. Continued negative cash flows could create substantial doubt regarding our ability to fully implement our business plan and could render us unable to expand our operations, successfully promote our brand, develop our products, respond to competitive pressures, or take advantage of acquisition opportunities, any of which may have a material adverse effect on our business. If we raise additional funds through the issuance of equity securities, our stockholders may experience dilution of their ownership interest, and the newly issued securities may have rights superior to those of our common stock. If we raise additional funds by issuing debt, we may be subject to limitations on our operations, including limitations on the payments of dividends.

Off-balance sheet arrangements

We have no off-balance sheet arrangements including arrangements that would affect the liquidity, capital resources, market risk support and credit risk support or other benefits.

Additional Information

We file reports and other materials with the Securities and Exchange Commission.  These documents may be inspected and copied at the Securities and Exchange Commission, Judiciary Plaza, 100 F Street, N.E., Room 1580, Washington, D.C. 20549.  You can obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. You can also get copies of documents that the Company files with the Commission through the Commission’s Internet site at www.sec.gov.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not hold any derivative instruments and do not engage in any hedging activities. Most of our activity is the exploration and development of oil and gas leases.

ITEM 4.  CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures

Our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the last day of the fiscal period covered by this report, June 30, 2011.  The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of June 30, 2011.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable and not absolute assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of certain events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

b) Changes in Internal Control over Financial Reporting.

During the Quarter ended June 30, 2011, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries' officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

ITEM 1A - RISKS FACTORS

Not required for smaller reporting companies.

 ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS SECURITIES

On April 7, 2011,Breezer Ventures Inc., a Nevada corporation ("Breezer Ventures") entered into a Subscription Agreement with a U.S. company as the purchaser, pursuant to which Breezer Ventures offered and sold 5,000,000 shares of common stock, par value $.001 per share. The Subscription Agreement had been signed by the purchaser on April 7, 2011, and aggregate proceeds of nil were received by Breezer Ventures on April 7, 2011.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4:	REMOVED AND RESERVED

ITEM 5.  OTHER INFORMATION

There is no information with respect to which information is not otherwise called for by this form.

ITEM 6.	EXHIBITS

Exhibit	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act(3)
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act (3)
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act(3)
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act(3)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized September 19, 2011.

September 19, 2011	/s/ "_________________"
Mr. Tang Xu, President

Exhibit 31.1

Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and pursuant to Rule 13a-14(a) and Rule 15d-14 under the Securities Exchange Act of 1934

--------------------------------------------------------------------

I, Tang Xu certify that:

1.	I have reviewed this Quarterly report on Form 10-Q of Breezer Ventures Inc.;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a.	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b.	Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c.	Evaluated the effectiveness of the registrant’s disclosure and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluations: and

d.	Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.	The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a.	All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Registrant Date: September 19, 2011	BreezerVentures Inc. By: /s/ Tang Xu
Tang Xu
Chairman, Chief Executive Officer (Principle Executive Officer, Principle Financial Officer)

Exhibit 31.2

Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and pursuant to Rule 13a-14(a) and Rule 15d-14 under the Securities Exchange Act of 1934

--------------------------------------------------------------------

I, Tang Xu certify that:

1.	I have reviewed this Quarterly report on Form 10-Q of Breezer Ventures Inc.;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a.	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b.	Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c.	Evaluated the effectiveness of the registrant’s disclosure and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluations: and

d.	Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.	The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a.	All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Registrant Date: September 19, 2011	Breezer Ventures Inc. By: /s/ Tang Xu
Tang Xu
Chairman, Chief Executive Officer (Principle Executive Officer, Principle Financial Officer)

Exhibit 32.1

CERTIFICATIONS PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 (18 U.S.C. SECTION 1350)

--------------------------------------------------------------------

In connection with the Quarterly Report of Breezer Ventures Inc. (the "Company") on Form 10-Q for the quarter ending June 30, 2011 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Tang Xu, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1)        The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2)        The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Registrant Date: September 19, 2011	Breezer Ventures Inc. By: /s/ Tang Xu
Tang Xu
Chairman, Chief Executive Officer (Principle Executive Officer, Principle Financial Officer)

Exhibit 32.2

CERTIFICATIONS PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 (18 U.S.C. SECTION 1350)

--------------------------------------------------------------------

In connection with the Quarterly Report of Breezer Ventures Inc. (the "Company") on Form 10-Q for the quarter ending June 30, 2011 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Tang Xu, Principle Financial Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1)        The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2)        The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Registrant Date: September 19, 2011	Breezer Ventures Inc. By: /s/ Tang Xu
Tang Xu
Principle Financial Officer