Form 10-K/A
period 2010-09-30
Breezer Ventures Inc.
filed 2011-09-28
CIK 1337182

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, DC 20549

                              FORM 10-K/A

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

Securities registered pursuant to Section 12(g) of the Exchange Act:
None


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


Large Accelerated Filer    o    Accelerated Filer    o
Non-Accelerated Filer    o    Smaller Reporting Company    x



Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes No x


State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed fiscal year end: As of September 28, 2011, the aggregate market value of the shares of the registrant's common stock held by non-affiliates was $838,400.





Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: The Issuer had 35,000,000 shares of Common Stock, par value
$.001, outstanding as of September 28, 2011.

Explanatory Note: This amendment to the Company's Annual Report on Form 10-K for the period ended September 30, 2010 has been filed in response to comments received by the Company from the U.S. Securities and Exchange Commission. All disclosures herein refer to the fiscal year ended September 30, 2010 except as otherwise indicated.



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


You may also request a copy of our filings at no cost, by writing or telephoning us at:


Breezer Ventures Inc.
Room 1707, 17th Floor, CTS Center
219 Zhong Shan Wu Road
Guangzhou, China, 510030
Telephone:949-419-6588
Attention: Mr. Tang Xu


ITEM 1A: RISK FACTORS



An investment in our Company involves a substantial risk of loss.
You should carefully consider the risks described below, before you make any investment decision regarding our Company. We are discussing all known material risk factors.


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

The high and low bid prices for our common stock for the past two years for the periods indicated below are as follows:

 National Association of Securities Dealers OTC Bulletin Board(1)

Quarter Ended                 High      Low
September 30, 2010	      0.011	0.011
June 30, 2010	              0.01	0.01
March 31, 2010	              0.01	0.01
December 31, 2009	      0.25	0.25
September 30, 2009	      0.65	0.65
June 30, 2009	              0.25	0.25
March 31, 2009	              0.025	0.025
December 31, 2008	      0.025	0.025
September 30, 2008	      0.025	0.025



(1) Over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.

Our common shares are issued in registered form. Empire Stock
Transfer Inc.,  1859 Whitney Mesa Dr.  Henderson, NV 89014
(Telephone: 702.818.5898; Facsimile: 702.974.1444) is the
registrar and transfer agent for our common shares




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


Management's Report on Internal Control over Financial Reporting


Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended). In fulfilling this responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management's authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2010. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. Our management has concluded that, as of September 30, 2010 , our internal control over financial reporting is not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles.


Management concluded that the following three deficiencies are considered material weaknesses in internal controls:


- Failure to properly record negative cash balance as a current liability
- Failure to record audit fees, legal services, and transfer agent services related to fiscal year ending September 30, 2010
- Failure to properly classify cash balance as other asset as cash was not maintained in bank account


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


Changes in Internal Control Over Financial Reporting


There was no change in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended September 30, 2010 that has materially affected or is reasonably likely to materially affect the Company's internal control over financial reporting.


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


Tang Xu, President, Chief Executive Officer, Treasurer, Secretary and Director. Mr. Xu has served as an officer and director of the Company since December 22, 2009. Mr. Xu is also the owner of Weisheng Electronics, a position he has held since 2000. Weisheng Electronics is a distributor of household appliances, including computers, stereos, televisions, telephones, and cameras. Prior to holding this position, Mr. Xu was the owner of Xinrong, an electronic component wholesale company. Mr. Xu received his bachelor in physics from the University of Wuhan in 1987. Due to Tang Xu's past experience as the owner of two companies we believe he has the qualifications to serve as director of the Company.



Involvement in Certain Legal Proceedings


To our knowledge, during the past ten years, no director, person nominated to become a director, executive officer, promoter or control person of the company: (1) had any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) was convicted in a criminal proceeding or subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type or business, securities or banking activities; or (4) was found by a court of competent jurisdiction in a civil action or by the U.S. Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated; (5) was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law; (6) was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal Commodities law, and the judgement in such civil action or finding By the commodity Futures Trading Commission has not been subsequently Reversed, suspended or vacated; (7) was the subject of, or a party to, Any Federal or State judicial or administrative order, judgement, Decree or finding, not subsequently reversed, suspended or vacated, Relating to an alleged violation of i Any Federal or State securities or commodities law or regulation; or ii Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or iii Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or (8) was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.



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


16


---------------------------------------------------------------------





Audit Committee and Audit Committee Financial Expert


We do not have a standing audit committee at the present time. Our board of directors has determined that we do not have a board member that qualifies as an "audit committee financial expert" as defined in Item 407(d)(5) of Regulation S-K, nor do we have a board member that qualifies as "independent" as the term is used in Item 407 (a) of Regulation S-K. Our board of directors is currently comprised of only one member and we believe that the functions of the audit committee can be adequately performed by the board of directors.



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


SUMMARY COMPENSATION TABLE

Name          Year (1)  Salary  $  Bonus $    Restricted Option   Non-Equity       Change in       All Other    Total
and                                           Stock      Awards   Incentive Plan   Pension Value   Compensation ($)
Principal                                     Awards $   ($)      Compensation     and Nonqualified  $
Posit                                         ($)                 ($)              Deferred
ion                                                                                Compensation
                                                                                   Earnings ($)

Tang Xu (2)   2010      0          0          0           0        0                0             0              0
President,
Chief
Executive
Officer,
Secretary,
Treasurer

Shawn Sim
(3) Former    2009      0          0          0           0         0                0            0              0
President,
Chief
Executive
Officer,
Secretary,
Treasurer


Huaiqian      2009      0          0           0          0         0                 0           0              0

Zhang (4)
Former
President,
Chief
Executive
Officer,
Secretary,
Treasurer



Wei Xue Feng  2009     0          0           0          0          0                  0           0             0
(5) Former
President,
Chief
Executive
Officer,
Secretary,
Treasurer


              2008     0          0           0          0          0                    0           0           0


Angeni Singh  2008     0          0           0          0          0                    0           0           0
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

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT AND RELATED STOCKHOLDER MATTERS



The following table sets forth, as of the close of business on September 28, 2011, the total number of shares owned beneficially by the Company's directors, officers and key employees, and any person (including any group) who is known to the Company to be the beneficial owner of more than five percent of any class of the Company's voting securities. Except as otherwise indicated below, each person named has sole voting and investment power with respect to the shares indicated. The percentage of ownership set forth below reflects each holder's ownership interest in the 35,000,000 shares of the Company's common stock outstanding as of September 28, 2011.


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

Corporate Governance

We do not have a standing audit committee at the present time. Our board of directors has determined that we do not have a board member that qualifies as an "audit committee financial expert" as defined in Item 407(d)(5) of Regulation S-K. We have determined that Tang Xu is not an independent director as defined in Item 407(a) of Regulation S-K.


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


ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR
INDEPENDENCE

No director, executive officer, principal shareholder holding at least 5% of our common shares, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction, during the year ended September 30, 2009 and for the year ended September 30, 2010, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year end for the last three completed fiscal years.

Mr. Tang Xu, director, loaned $9,800 to the Company during the period ended September 30, 2010, which is unsecured, with no specific terms of repayment. The amount due the director is $38,750 and $38,750 at September 30, 2010 and September 30, 2009, respectively.

We have determined that Tang Xu is not an independent director as defined in Item 407(a) of Regulation S-K.








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



Dated:   September 28, 2011

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Tang Xu
Name:       Tang Xu
Title:      Director, Principal Executive Officer
            Principal Financial Officer and
            Principal Accounting Officer

Dated:      September 28, 2011



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



F-1


------------------------------------------------------------------



Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Breezer Ventures Inc.
(A  Development Stage Company)


We have audited the accompanying balance sheets of Breezer Ventures Inc. (A development stage company) as of September 30, 2010 and 2009, and the related statements of operations, stockholders' equity and cash flows for the two year period ended September 30, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements for the period from May 18, 2005 (inception) through September 30, 2008, were audited by other auditors whose reports expressed unqualified opinions on those statements.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial positions of Breezer Ventures Inc. as of September 30, 2010 and 2009, and the results of its operations and its cash flows for the two year period ended September 30, 2010 in conformity with accounting principles generally accepted in the United States of America.

The financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company's losses from operations raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/Kenne Ruan, CPA, P.C.
Woodbridge, Connecticut
March 4, 2011
September 27, 2011












F-2


-----------------------------------------------------------------





Breezer Ventures Inc.
(A Development Stage Company)
Balance Sheet
 As of September 30, 2010 and  2009

                                        As of September 30, 2010        As of September 30, 2009


       Assets

Current Assets

       Cash and Cash Equivalents        $270                            $103

Total Current Assets                    $270                            $103

Property Plant and Equipment

       Furniture and Equipment          $17,500                         $17,500

       Accumulated Depreciation         $(16,056)                       $(12,552)

       Total                            $1,444                          $4,948

       Total Assets                     $1,714                          $5,051

Liabilities and Stockholders' Equity

Current Liabilities

       Accounts Payable and Accured     $38,851                         $33,051
Liabilities

       Advances from related party      $38,750                         $38,750

Total Current Liabilities               $77,601                         $71,801



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



(Expressed in U.S. Dollars)


Breezer Ventures Inc.
(A Development Stage Company)
Statement of Operations
(Expressed in U.S. Dollars)
For the three months ended September 30, 2010 and 2009, Year ended September 30, 2010 and 2009 and from May 18, 2005 (Inception) to
September 30, 2010.

                    Three Months                For theYear
                    Ended                       Ended

                    September     September     September    September     May 18, 2005
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




Breezer Ventures Inc.
(A Development Stage Company)
Statement of Cashflows
(Expressed in U.S. Dollars)

For the Fiscal Period Ended September 30, 2010 and 2009. And from
May 18, 2005 (Inception), to September 30, 2010.

                                           For the Year
                                           Ended

                                           September 30,   September 30,   May 18, 2005
                                           2010            2009            (Inception) to
                                                                           September 30, 2010

Operating Activities

       Net (loss) for the period           $(12,273)       $(13,664)       $(140,931)

       Adjustments to reconcile net loss   -               -               -
to cash used in operating activities

       Depreciation                        $3,504          $1,752          $16,056

       Imputed Interest on shareholder     $3,136          $1,438          $7,544
advances

Changes in:

       Due from Shareholder                -               -               -

       Accounts payable and Accrued        $5,800          $(3,615)        $38,851
Liabilities

Cash used in operating activities          $167            $(14,089)       $(78,480)

Cash Flows from Investing Activities

       Purchase of assets                  -               -               $(17,500)

Net Cash Flows Used in Investing           -               -               $(17,500)
Activities

Cash Flows from Financing Activities

       Additional Paid in Capital          -               -               -

       Advances  from Shareholders         -               $9,800          $38,750

       Issuance of Common Stock            -               -               $80,450

       Stock Dividend Paid                 -               -               $(22,950)

Net Cash Flows provided by financing       -               $9,800          $96,250
activities

Net increase (decrease) in Cash            $167            $(4,289)        $270

Cash, Beginning of Period                  $103            $4,392          -

Cash, End of Period                        $270            $103            $270

Supplemental Information

       Interest Paid                       -               -               -

       Income Taxes Paid                   -               -               -

The accompanying notes are an integral part of the consolidated financial statements.





Breezer Ventures Inc.
(A Development Stage Company)
Statement of Stockholders' Equity
(Expressed in U.S. Dollars)

From May 18, 2005 (Inception Date) to September 30, 2010

                             Common Stock

                             Shares       Amount      Additional  Deficit         Total
                                                      Paid-in     Accumulated     Stockholders'
                                                      Capital     During the      Equity
                                                                  Development
                                                                  Stage

Balances - May 18, 2005      -            -           -           -               -

Founder's shares issued      5,000,000    $5,000      $0          $0              $5,000

Shares issued for cash       2,650,000    $2,650      $49,850     -               $52,500

- Net loss                   -            -           -           $(23,688)       $(23,688)

Balance - September 30, 2006 7,650,000    $7,650      $49,850     $(60,559)       $(3,059)

Imputed interest on          -            -           $1,055      -               $1,055
shareholder loan

- Net loss                   -            -           -           $(23,267)       $(23,267)

Balances - September 30,     7,650,000    $7,650      $50,905     $(83,826)       $(25,271)
2007

Imputed interest on          -            -           $1,915      -               $1,915
shareholder loan

-Net Loss                    -            -           -           $(31,168)       $(31,168)

Balances - September 30,     7,650,000    $7,650      $52,820     $(114,994)      $(54,524)
2008

Issuance of stock dividend   22,950,000   $22,950     -           -               -


Imputed interest on          -            -           $1,438      -               $1,438
shareholder loan

-Net Loss                    -            -           -           $(13,664)       $(13,664)

Issuance of Stock Dividend                                        $(22,950)

Balances - September 30,     30,600,000   $30,600     $54,258     $(151,608)      $(66,750)
2009

Imputed interest on          -            -           $3,136      -               $3,136
shareholder loan

Net Loss                     -            -           -           $(12,273)       $(12,273)

Balances - September 30,     30,600,000   $30,600     $57,394     $(163,881)      $(75,887)
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