Form 10-Q/A
period 2010-12-31
Breezer Ventures Inc.
filed 2011-09-28
CIK 1337182

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549


                              FORM 10-Q/A


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


As of September 28, 2011, the Issuer had 35,000,000 shares of its Common Stock outstanding.


Explanatory Note: This amendment to Form 10-Q period ended December 31, 2010 has been filed in response to comments from the SEC.


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





Date: September 28, 2011



10