Form 10-Q/A
period 2011-06-30
Breezer Ventures Inc.
filed 2011-10-05
CIK 1337182

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

The number of shares outstanding of the registrant's common stock, par value $.001 per share, as of October 4, 2011 was 35,600,000 shares .

EXPLANATORY NOTE

The Securities and Exchange Commission has adopted rules requiring companies to provide financial statement information in XBRL (eXtensible Business Reporting Language) to improve the information’s usefulness. International Gold Corp. is required to submit financial information in XBRL for periods ending after June 15, 2011.

This Amendment No. 1 (this "Amendment") to the Quarterly Report on Form 10-Q for the period ended June 30, 2011 of Breezer Ventures Inc. filed on September 20, 2011 (the “Original Filing”), is being filed in order to provide financial statement information in XBRL in accordance with SEC requirements. This is the first year of XBRL compliance for Breezer Ventures Inc. and each amount in the primary financial statements is tagged in XBRL, and each note to the financial statements and certain financial schedules are individually tagged as a block of text. As this is the company’s initial XBRL submission, the company is using the 30 day grace period allowed for filings in that circumstance.

Other than as expressly set forth above, this Amendment does not, and does not purport to, update or restate the information in any Item of the Original Filing or reflect any events that have occurred after the Original Filing was filed.  The filing of this Amendment shall not be deemed an admission that the Form 10-Q, when made, included any known, untrue statement of material fact or knowingly omitted to state a material fact necessary to make a statement not misleading.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized October 4, 2011.

October 4, 2011	/s/ "_________________"
Mr. Tang Xu, President

Exhibit 31.1

Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and pursuant to Rule 13a-14(a) and Rule 15d-14 under the Securities Exchange Act of 1934

--------------------------------------------------------------------

I, Tang Xu certify that:

1.	I have reviewed this Quarterly report on Form 10-Q/A of Breezer Ventures Inc.;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a.	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b.	Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

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

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Registrant Date: October 4, 2011	BreezerVentures Inc. By: /s/ Tang Xu
Tang Xu
Chairman, Chief Executive Officer (Principle Executive Officer, Principle Financial Officer)

Exhibit 31.2

Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and pursuant to Rule 13a-14(a) and Rule 15d-14 under the Securities Exchange Act of 1934

--------------------------------------------------------------------

I, Tang Xu certify that:

1.	I have reviewed this Quarterly report on Form 10-Q/A of Breezer Ventures Inc.;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a.	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b.	Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

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

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Registrant Date: October 4, 2011	Breezer Ventures Inc. By: /s/ Tang Xu
Tang Xu
Chairman, Chief Executive Officer (Principle Executive Officer, Principle Financial Officer)

Exhibit 32.1

CERTIFICATIONS PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 (18 U.S.C. SECTION 1350)

--------------------------------------------------------------------

In connection with the Quarterly Report of Breezer Ventures Inc. (the "Company") on Form 10-Q/A for the quarter ending June 30, 2011 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Tang Xu, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1)        The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2)        The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Registrant Date: October 4, 2011	Breezer Ventures Inc. By: /s/ Tang Xu
Tang Xu
Chairman, Chief Executive Officer (Principle Executive Officer, Principle Financial Officer)

Exhibit 32.2

CERTIFICATIONS PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 (18 U.S.C. SECTION 1350)

--------------------------------------------------------------------

In connection with the Quarterly Report of Breezer Ventures Inc. (the "Company") on Form 10-Q/A for the quarter ending June 30, 2011 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Tang Xu, Principle Financial Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1)        The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2)        The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Registrant Date:October 4, 2011	Breezer Ventures Inc. By: /s/ Tang Xu
Tang Xu
Principle Financial Officer