Form 10-K
period 2011-09-30
Breezer Ventures Inc.
filed 2012-01-13
CIK 1337182

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, DC 20549

FORM 10-K

x ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: September 30, 2011

o TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number: 333-129229

Breezer Ventures Inc. (Exact Name of Registrant as Specified in its Charter)

Nevada

(State of other jurisdiction of incorporation or organization)

N/A

(IRS Employer Identification Number)

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

Large Accelerated Filer o Accelerated Filer o Non-Accelerated Filer o Smaller Reporting Company x

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes No x

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed fiscal year end: As of January 13, 2012, the aggregate market value of the shares of the registrant's common stock held by non-affiliates was $838,400.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: The Issuer had 35,000,000 shares of Common Stock, par value $.001, outstanding as of January 13, 2012.

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

American dependence on oil imports has grown from 35% in 1973 (the first year reliable data were collected) to 60% by the end of 2006. The Energy Information Administration projects that U.S. oil imports will remain flat and consumption will grow, so net imports will decline to 54% of U.S. oil consumption by 2030. According to the Department of Energy, the top oil exporters to the United States in May 2008 were Canada, Saudi Arabia, Mexico, Venezuela, and Nigeria (in order from most exports to least).

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

Compliance with Environmental Laws

The costs and effects of compliance with federal, state and local environmental laws were not material to our business during the fiscal year ended September 30, 2011. At the present time, we have not yet determined what the costs of such compliance will be for the current fiscal year.

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

We are a new business without significant resources. We have not yet commenced operations and we have no past performance which can serve as an indicator of our future potential.

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

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended September 30, 2011.

--------------------------------------------------------------------------------

PART II

ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) Market Information.

Our shares are traded on the over-the-counter bulletin board operated by the National Association of Securities Dealers, Inc. under the symbol "BRZV".

The high and low bid prices for our common stock for the past two years for the periods indicated below are as follows:

National Association of Securities Dealers OTC Bulletin Board(1)

Quarter Ended	High	Low
September 30, 2011	0.08	0.08
June 30, 2011	0.05	0.05
March 31, 2011	0.06	0.06
December 31, 2010	0.01	0.01
September 30, 2010	0.011	0.011
June 30, 2010	0.01	0.01
March 31, 2010	0.01	0.01
December 31, 2009	0.25	0.25
September 30, 2009	0.65	0.65

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

As of January 13, 2012, there were 34 stockholders of record of the Company's Common Stock. As of such date, 30,600,000 common shares were issued and outstanding.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

The following sets forth information pertaining to all securities of the Company sold within the past four years which were not registered under the Securities Act of 1933, as amended. In the three years ended September 30, 2011, September 30, 2010, September 30, 2009 and September 30, 2008 no unregistered securities were sold or issued by the Company.

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

Our fiscal year end is September 30th.

Results of Operations

Cash Requirements

During June and July of 2005, we received initial funding through the sale of common stock to investors. From inception through the date of this filing, we have had no material operating activities. The Company's total current assets as of September 30, 2011 consisted of a cash balance of $0. We anticipate that our current cash balance will not satisfy our cash needs for the following twelve-month period. There can be no assurance that we will be successful in finding financing, or even if financing is found, that we will be successful in proceeding with profitable operations.

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

Our auditors have issued a going concern opinion for the year ended September 30, 2011. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any significant revenues and no significant revenues are anticipated until our commercial operations begin.

Liquidity and Capital Resources

As of the date of this annual report, we have not generated any revenues from our business activities.

---------------------------------------------------------------------

As of September 30, 2011, our total assets were $72,094, which represented a increase from our total assets of $1,714 as of September 30, 2010. Our total current liabilities as of September 30, 2011 were $176,365, which represented an increase from our total current liabilities of $71,601 as of September 30, 2010. The Company has experienced a net loss of $36,520 for the year ended September 30, 2011, and a net loss of $177,451 for the period from May 18, 2005 (the date of the Company's incorporation) to September 30, 2011. Our net loss from operations decreased to $36,520 for the year ended September 30, 2011, as compared to $12,273 for the year ended September 30, 2010. Our main expenses in the year ended September 30, 2011 included consulting and professional fees of $31,690, depreciation in the amount of $1,444 and interest in the amount of $3,136, compared to expenses for the year ended September 30, 2010, which included consulting and professional fees of $5,100, depreciation in the amount of $3,504 and interest in the amount of $3,136.

Purchase of Significant Equipment

As of the end of the period covered by this Report, we did not intend to purchase any significant equipment over the twelve months ending September 30, 2011.

Employees

Currently our only employee is our sole officer and director. We do not expect any material changes in the number of employees over the next 12 month period; however, this may change depending on the business model we may adopt. We may outsource contract employment as needed.

Off Balance Sheet Arrangements

As of September 30, 2011, we did not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended). In fulfilling this responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management's authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2011. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. Our management has concluded that, as of September 30, 2011, our internal control over financial reporting is not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles.

Management concluded that the following three deficiencies are considered material weaknesses in internal controls:

- Failure to properly record negative cash balance as a current liability - Failure to record audit fees, legal services, and transfer agent services related to fiscal year ending September 30, 2011 - Failure to properly classify cash balance as other asset as cash was not maintained in bank account

This annual report does not include an attestation report of our Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit our Company to provide only management's report in this annual report.

Changes in Internal Control Over Financial Reporting

There was no change in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended September 30, 2011 that has materially affected or is reasonably likely to materially affect the Company's internal control over financial reporting.

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

None.

---------------------------------------------------------------------

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CORPORATE GOVERNANCE

The following table presents information with respect to our sole officer, director and significant employee as of January 13, 2012:

Name: Tang Xu

Age: 47

Position: President, Chief Executive Officer, Treasurer, Secretary and Director

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

Involvement in Certain Legal Proceedings

To our knowledge, during the past ten years, no director, person nominated to become a director, executive officer, promoter or control person of the company: (1) had any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) was convicted in a criminal proceeding or subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type or business, securities or banking activities; or (4) was found by a court of competent jurisdiction in a civil action or by the U.S. Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated; (5) was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law; (6) was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal Commodities law, and the judgement in such civil action or finding By the commodity Futures Trading Commission has not been subsequently Reversed, suspended or vacated; (7) was the subject of, or a party to, Any Federal or State judicial or administrative order, judgement, Decree or finding, not subsequently reversed, suspended or vacated, Relating to an alleged violation of i Any Federal or State securities or commodities law or regulation; or ii Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease- and-desist order, or removal or prohibition order; or iii Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or (8) was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Section 16 (a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on our review of the copies of such forms we received, we believe that during the year ended September 30, 2011, all such filing requirements applicable to our officers and directors were complied with, except that reports were filed late by the following persons:

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

SUMMARY COMPENSATION TABLE

Summary Compensation Table
					Long Term Compensation
	Annual Compensation				Awards		Payouts
								(
Name and Principal Position	Year (1)	Salary($)	Bonus ($)	Restricted Stock Award(s) ($)	Option Awards ($)	Non-Equity Incentive Plan and Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)
Tang Xu	2011	0	0	0	0	0	0	0
(2) President, Treasurer, Secretary, Director. Chief Executive Officer	2010	0	0	0	0	0	0	0
							0
Shawn Sim (3) Former President, Secretary , Chief Executive Officer	2009	0	0	0	0	0	0	0
Huaiqian Zhang (4) Former President, Chief Executive Officer, Secretary, Treasurer	2009	0	0	0	0	0	0	0
Wei Xue Feng (5) Former President, Secretary, Treasurer, Chief Executive Officer	2009	0	0	0	0	0	0	0
	2008	0	0	0	0	0	0	0
Angeni Singh (6) Former President, Secretary and Treasurer	2008	0	0	0	0	0	0	0

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

Outstanding Equity Awards at Fiscal Year-End

As at September 30, 2011, there were no unexercised options or stock that had not vested in regards to our executive officers, and there were no equity incentive plan awards for our executive officers during the year ended September 30, 2011.

Options Grants in the Year Ended September 30, 2011

During the year ended September 30, 2011, no stock options were granted to our executive officers.

Aggregated Options Exercised in the Year Ended September 30, 2011 and Year End Option Values

There were no stock options exercised during the year ended September 30, 2011 and no stock options held by our executive officers at the end of the year ended September 30, 2011.

Repricing of Options/SARS

We did not reprice any options previously granted to our executive officers during the year ended September 30, 2011.

Director Compensation

Directors of our Company may be paid for their expenses incurred in attending each meeting of the directors. In addition to expenses, directors may be paid a sum for attending each meeting of the directors or may receive a stated salary as director. No payment precludes any director from serving our Company in any other capacity and being compensated for such service. Members of special or standing committees may be allowed similar reimbursement and compensation for attending committee meetings. During the year ended September 30, 2011, we did not pay any compensation or grant any stock options to our directors.

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

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of the close of business on January 13, 2012, the total number of shares owned beneficially by the Company's directors, officers and key employees, and any person (including any group) who is known to the Company to be the beneficial owner of more than five percent of any class of the Company's voting securities. Except as otherwise indicated below, each person named has sole voting and investment power with respect to the shares indicated. The percentage of ownership set forth below reflects each holder's ownership interest in the 35,000,000 shares of the Company's common stock outstanding as of January 13, 2012.

--------------------------------------------------------------------

Amount and Nature of Beneficial Ownership

	Name and Address of Beneficial Owner	Shares	Options/Warrants (1)	Total (1)	Percentage of Shares Outstanding (1)
Five Percent Stockholder’s	Angeni Singh (1)	20,000,000	0	20,000,000	65.4%
Executive Officers and Directors	Tang Xu, Chief Executive Officer, President, Treasurer, Secretary and Director (1)	0	0	0	0%
All officers and directors as group (1 person)	0	0	0	0	0%

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

Certain Relationships and Related Transactions

No director, executive officer, principal shareholder holding at least 5% of our common shares, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction, during the year ended September 30, 2011 in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year end for the last three completed fiscal years.

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

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

No director, executive officer, principal shareholder holding at least 5% of our common shares, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction, during the year ended September 30, 2010 and for the year ended September 30, 2011, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year end for the last three completed fiscal years.

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

Kenne Ruan, CPA, P.C. billed $2,000 for the year ended September 30, 2011 and billed $2,000 for the year ended September 30, 2010.

Audit-Related Fees

The aggregate fees billed by Kenne Ruan, CPA, P.C. for audit related services for the fiscal year ended September 30, 2011, and which are not disclosed in "Audit Fees" above, were $0. The aggregate fees billed by Kenne Ruan, CPA, P.C. for audit related services for the fiscal year ended September 30, 2010, and which are not disclosed in "Audit Fees" above, were $0.

The aggregate fees billed by Kenne Ruan, CPA, P.C. for audit related services for the fiscal year ended September 30, 2010, and which are not disclosed in "Audit Fees" above, were $0. The aggregate fees billed by M&K CPAS, PLLC for audit related services for the fiscal year ended September 30, 2009, and which are not disclosed in "Audit Fees" above, were $0.

Tax Fees

The aggregate fees billed by Kenne Ruan, CPA, P.C. for tax compliance, tax advice and tax planning for the fiscal year ended September 30, 2011 was $0. The aggregate fees billed by Kenne Ruan, CPA, P.C for tax compliance, tax advice and tax planning for the fiscal year ended September 30, 2011 was $0. The aggregate fees billed by for Kenne Ruan, CPA, P.C. tax compliance, tax advice and tax planning for the fiscal year ended September 30, 2010 was $0.

All Other Fees

The aggregate fees billed by the Company's principal accountants, Kenne Ruan, CPA, P.C. for services other than those described above, for the year ended September 30, 2011, were $0 each. The aggregate fees billed by the Company's principal accountant, Kenne Ruan, CPA, P.C for services other than those described above, for the year ended September 30, 2010, were $0.

Audit Committee Pre-Approval Policies

Our Board of Directors reviewed the audit and non-audit services rendered by Kenne Ruan, CPA, P.C. during the periods set forth above and concluded that such services were compatible with maintaining the auditors' independence. All audit and non-audit services performed by our independent accountants are pre-approved by our Board of Directors to assure that such services do not impair the auditors' independence from us.

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

Dated: December__, 2011

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Tang Xu

Name: Tang Xu

Title: Director, Principal Executive Officer Principal Financial Officer and Principal Accounting Officer

Dated: December__, 2011

--------------------------------------------------------------------------------

Breezer Ventures Inc.

(A Development Stage Company)

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm F-2

Balance Sheets for the fiscal years ended September 30, 2011 and 2010 F-4

Statements of Operations for the fiscal year ended September 30, 2011 and 2010 and the period from May 18, 2005 (inception) through September 30, 2009 F-5

Statements of Cash Flows for the fiscal year ended September 30, 2011 and 2010 and the period from May 18, 2005 (inception) through September 30, 2010 F-6

Statements of Stockholder's Equity (Deficit) for the period from May 18, 2005 (inception) through September 30, 2011 F-7

Notes to Financial Statements F-8

------------------------------------------------------------------

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Breezer Ventures Inc.

(A Development Stage Company)

We have audited the accompanying balance sheets of Breezer Ventures Inc. (A development stage company) as of September 30, 2011 and 2010, and the related statements of operations, stockholders' equity and cash flows from October 1, 2008 to September 30, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements for the period from May 18, 2005 (inception) through September 30, 2008, were audited by other auditors whose reports expressed unqualified opinions on those statements.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial positions of Breezer Ventures Inc. as of September 30, 2011 and 2010, and the results of its operations and its cash flows for the two year period ended September 30, 2011 in conformity with accounting principles generally accepted in the United States of America.

The financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company’s losses from operations raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Kenne Ruan, CPA, P.C.

Woodbridge, Connecticut

December 29, 2011

Breezer Ventures Inc.
(A Development Stage Company)
Balance Sheet
(Expressed in U.S. Dollars)

	September 30, 2011	September 30, 2010
	(Unaudited)

ASSETS
Current Assets
Cash and Cash Equivalents	$ -	$ 270
Total Current Assets	-	270

Property Plant and Equipment
Furniture and Equipment	17,500	17,500
Accumulated Depreciation	(17,500)	(16,056)
	-	1,444

Investment in Oil Lease	$ 72,094	-

TOTAL ASSETS	$ 72,094	$1,714

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable and Accured Liabilities	87,635	$38,851
Due to Related Parties	88,730	38,750
TOTAL CURRENT LIABILITIES	176,365	77,601

Stockholder's Deficit
Preferred Stock, $0.001 par value, 50,000,000 shares authorized, None issued and outstanding
Common Stock, $0.001 par value, 100,000,0000 shares
authorized 35,600,000 issued and outstanding	35,600	30,600
Additional Paid-In Capital	60,530	57,394
(Deficit) accumulated during the development stage	(200,401)	(163,881)

Total Stockholders' Deficit	(104,271)	(75,887)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 72,094	$1,714

Breezer Ventures Inc.
(A Development Stage Company)
Statements of Operation
(Unaudited)
(Expressed in U.S. Dollars)

					From May 19, 2005
	Three Months Ended	Three Months Ended	Year Ended	Year Ended	(Inception) to
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010	September 30, 2011

General and Administration Expenses
Consulting and Professional fees	1,250	-	31,690	$ 5,100	89,655
Training Costs	-	-	-	-	5,000	-
Management Fees	-	-	-	-	6,000	-
Office Expense	-	-	250	-	250
Rent	-		-	-	44,000
Depreciation	-	876	1,444	3,504	17,500
Other	-	-	-	533	4,366
Interest	784	784	3,136	3,136	10,680
	2,034	1,660	36,520	12,273	177,451

Net Loss for the period	(2,034)	(1,660)	(36,520)	(12,273)	(177,451)

Net Loss per Common Share	(0.00)	(0.00)	(0.00)	(0.00)
Basic and diluted

Per Share Information
Weighted Average Number of Common Shares Outstanding
Basic and diluted	35,600,000	30,600,000	35,600,000	30,600,000

See accompanying summary of accounting policies and notes to financial statements

Breezer Ventures Inc.
(A Development Stage Company)
Statements of Cash Flow
(Unaudited )
(Expressed in U.S. Dollars)

			From May 19, 2005
	For the Year Ended	For the Year Ended	(Inception) to
	September 30, 2011	September 30, 2010	September 30, 2011

Cash Flows from Operating Activities
Net Loss for the Period	$(36,520)	(12,273)	$(177,451)
Depreciation	1,444	3,504	17,500
Imputed Interest on shareholder advances	3,136	3,136	10,680
Changes in:	-	-	-
Due from Shareholder	-	-	-
Due to Catalyst	50,000	-	50,000
Accounts Payable and Accured Liabilities	48,784	5,800	87,635
Net Cash Flows Used in Operating Activities	66,844	167	(11,636)
	-
Cash Flows from Investing Activities	-
Investment in Oil Lease	(72,094)	-	(72,094)
Purchase of assets	-	-	(17,500)
Net Cash Flows Used in Investing Activities	(72,094)		(89,594)
	-
Cash Flows from Financing Activities	-	-
Additional Paid in Capital	-	-
Advances from Shareholders	(20)	-
Issuance of Common Stock	5,000		62,500
Net Cash Flows Provided from Financing Activities	4,980	-
	-
Net Increase (Decrease) in Cash	(270)	167

Cash and Cash Equivalents, Beginning of Period	270	103	-
Cash and Cash Equivalents, End of Period	-	270

See accompanying summary of accounting policies and notes to financial statements

Breezer Ventures Inc.
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)
From May 18, 2005 (Inception) to September 30, 2011

	Common Stock	Common Stock	Additional	Deficit Accumulated During the	Total Stockholder's
	Shares	Amount	Paid In Capital	Development Stage	Equity (Deficit)

Balances - May 18, 2005	-	$ -	$ -	$ -	$ -

Founder's shares issued	5,000,000	5,000	-	-	5,000
Shares issued for cash	2,650,000	2,650	49,850	-	52,500

Net Loss	-	-	-	-36,871	-36,871

Balance, September 30, 2005	7,650,000	7,650	49,850	-36,871	20,629

Net Loss	-	-	-	-23,688	-23,688

Balances - September 30, 2006	7,650,000	$ 7,650	$ 49,850	$ (60,559)	$ (3,059)

Imputed interest on shareholder loan			1,055		1,055

Net Loss	-	-	-	-23,267	-23,267

Balances - September 30, 2007	7,650,000	$ 7,650	$ 50,905	$ (83,826)	$ (25,271)

Imputed interest on shareholder loan			1,915		1,915

Net Loss	-	-	-	-31,168	-31,168

Balances - September 30, 2008	7,650,000	$ 7,650	$ 52,820	$ (114,994)	$ (54,524)

Issuance of stock divident	22,950,000	$ 22,950		($22,950)
Imputed interest on shareholder loan			1,438		1,438

Net Loss	-	-	-	-13,664	-13,664

Balances - September 30, 2009	30,600,000	$ 30,600	$ 54,258	$ (151,608)	$ (66,750)

Inputed interest on shareholder loan			3,136		3,136

Net Loss				(12,273)	(12,273)

Balances-September 30, 2010	30,600,000	$ 30,600	$ 57,394	$ (163,881)	$ (75,887)

Investment into oil lease	5,000,000	$ 5,000			$ 5,000

Inputed interest on shareholder loan			3,136		3,136

Net Loss				- 36,520	- 36,520

Balances-September 30, 2011	35,600,000	$ 35,600	$ 60,530	$ (200,401)	$ (104,271)

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of September 30, 2011 and 2010, there were no cash equivalents.

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

The company's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. Since inception, the Company has accumulated losses aggregating to $200,401 and has insufficient working capital to meet operating needs for the next twelve months as of September 30, 2011, all of which raise substantial doubt about the company's ability to continue as a going concern.

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

The Company has tax losses, which may be applied against future taxable income.  The potential tax benefits arising from these loss carry forwards expire between 2025 and 2028 and are offset by a valuation allowance due to the uncertainty of profitable operations in the future. The net operating loss carry forward was $200,401 and $163,881at September 30, 2011 and 2010, respectively.

Note 6	Related Party Transaction

Catalyst Capital Group Inc. loaned $50,000 to the Company during the period ended September 30, 2011, which is unsecured, with no specific terms of repayment. The amount due the director is $38,730 and $38,750 at September 30, 2011 and September 30, 2010, respectively.

Imputed interest at 8% in the amount of $3,136 and $3,136 has been included as an increase to additional paid in capital for the period ended September 30, 2011 and 2010, respectively.

Note 7	Subsequent Events

There are no reportable subsequent events to report to the date of the financial statements.