Form 10-K/A
period 2011-09-30
Breezer Ventures Inc.
filed 2012-01-18
CIK 1337182

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: The Issuer had 35,000,000 shares of Common Stock, par value $.001, outstanding as of January 17, 2012.

Explanatory Note:

The sole purpose of this Amendment No. 1 (this “Amendment No. 1”) to Breezer Ventures Inc.'s Year End Report on Form 10-K/A for the quarterly period ended September 30, 2011 filed with the Securities and Exchange Commission on January 13, 2011 (the “Form 10-K”) is to furnish Exhibit 101 to the Form 10-K in accordance with Rule 405 of Regulation S-T. Exhibit 101 consists of the following, formatted in XBRL (eXtensible Business Reporting Language):

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

Dated: January 17, 2012

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Tang Xu

Name: Tang Xu

Title: Director, Principal Executive Officer Principal Financial Officer and Principal Accounting Officer

Dated: January 17, 2012

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