Form 10-Q
period 2011-12-31
Breezer Ventures Inc.
filed 2012-02-21
CIK 1337182

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-Q

x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

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

As of February 20, 2012, the Issuer had 35,000,000 shares of its Common Stock outstanding.

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

--------------------------------------------------------------------------------

PART I FINANCIAL INFORMATION

Breezer Ventures Inc.
(A Development Stage Company)
Balance Sheet
(Expressed in U.S. Dollars)

	December 31, 2011	September 30, 2011
	(Unaudited)

ASSETS
Current Assets
Receivable due to officer	-	-
Total Current Assets	-	-

Property Plant and Equipment
Furniture and Equipment	17,500	17,500
Accumulated Depreciation	(17,500)	(17,500)
	-	-

Investment in Oil Lease	72,094	72,094
TOTAL ASSETS	$ 72,094	$72,094

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable and Accrued Liabilities	89,635	$87,635
Due to related parties	88,730	88,730
TOAL CURRENT LIABILITIES	178,365	176,365

Stockholder's Deficit
Preferred Stock, $0.001 par value, 50,000,000 shares authorized, None issued and outstanding
Common Stock, $0.001 par value, 100,000,0000 shares
authorized 35,600,000 issued and outstanding	35,600	35,600
Additional Paid-In Capital	61,314	60,530
(Deficit) accumulated during the development stage	(203,185)	(200,401)

Total Stockholders' Deficit	(106,271)	(104,271)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 72,094	$72,094

See accompanying summary of accounting policies and notes to financial statements

--------------------------------------------------------------------------------

Breezer Ventures Inc.
(A Development Stage Company)
Statements of Operation
(Unaudited)
(Expressed in U.S. Dollars)

			From May 19, 2005
	Three Months Ended	Three Months Ended	(Inception) to
	December 31, 2011	December 31, 2010	December 31, 2011

General and Administration Expenses
Consulting and Professional fees	2,000	600	91,655
Training Costs	-	-	5,000	-
Management Fees	-	-	6,000	-
Office Expense	-	250	250
Rent	-		44,000
Depreciation	-	876	17,500
Other	-	-	4,366
Interest	784	784	11,464
	2,784	2,510	180,235

Net Loss for the period	(2,784)	(2,510)	(180,235)

Net Loss per Common Share	(0.00)	(0.00)
Basic and diluted

Per Share Information
Weighted Average Number of Common Shares Outstanding
Basic and diluted	35,600,000	30,600,000

See accompanying summary of accounting policies and notes to financial statements

The accompanying notes are an integral part of these financial statements.

--------------------------------------------------------------------------------

Breezer Ventures Inc.
(A Development Stage Company)
Statements of Cash Flow
(Unaudited )
(Expressed in U.S. Dollars)

			From May 19, 2005
	For the Three Months Ended	For the Three Months Ended	(Inception) to
	December 31, 2011	December 31, 2010	December 31, 2011

Cash Flows from Operating Activities
Net Loss for the Period	$(2,784)	(2,510)	$(180,235)
Depreciation	-	876	17,500
Imputed Interest on shareholder advances	784	784	11,464
Due to Catalyst	-	-	50,000
Accounts Payable and Accured Liabilities	2,000	600	89,635
Net Cash Flows Used in Operating Activities	-	(250)	(11,636)
	-
Cash Flows from Investing Activities	-
Investment in Oil Lease	-	-	(72,094)
Purchase of assets	-	-	(17,500)
Net Cash Flows Used in Investing Activities	-		(89,594)
	-
Cash Flows from Financing Activities	-	-
Advances from Shareholders	-	-	38,730
Issuance of Common Stock	-		62,500
Net Cash Flows Provided from Financing Activities	-	-	101,230
	-
Net Increase (Decrease) in Cash	-	(250)	(0)

Cash and Cash Equivalents, Beginning of Period	-	270	-
Cash and Cash Equivalents, End of Period	-	20	(0)

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of December 31, 2011 and 2010, there were no cash equivalents.

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

The Company reviews the carrying values of its oil lease rights whenever events or changes in circumstances indicate that their carrying values may exceed their estimated net recoverable amounts. An impairment loss is recognized when the carrying value of those assets is not recoverable and exceeds its fair value. As of December 31, 2011, management has determined that there is no impairment in value for the purchase of the oil lease right purchased in April 2011.

At such time as commercial production may commence, depletion of each oil lease will be provided on a unit-of-production basis using estimated proven and probable recoverable reserves as the depletion base. In cases where there are no proven or probable reserves, depletion will be provided on the straight-line basis over the expected economic life of the oil lease.

The Company had no operating properties at December 31, 2011, but the Company’s oil leases will be subject to standards for oil lease reclamation that is established by various governmental agencies. For these non-operating leases, the Company accrues costs associated with environmental remediation obligations when it is probable that such costs will be incurred and they are reasonably estimable. Costs of future expenditures for environmental remediation are not discounted to their present value. Such costs are based on management's current estimate of amounts that are expected to be incurred when the remediation work is performed within current laws and regulations.

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

The company's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. Since inception, the Company has accumulated losses aggregating to $180,235 and has insufficient working capital to meet operating needs for the next twelve months as of December 31, 2011, all of which raise substantial doubt about the company's ability to continue as a going concern.

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

Note 4 Investment in Oil Lease

On April 7, 2011, we executed an asset purchase agreement (the "Agreement") with Catalyst Capital Group, Inc., a California corporation whereby pursuant to the terms and conditions of that Agreement we purchased Catalyst Capital Group, Inc.'s undivided 13/16th interest in and to Firecreek Global, Inc.'s right, title and interest in and to the following (based on Firecreek Global, Inc.'s 93.75% working interest (for depths above 100 feet below the top of the Ellenburger Formation) and 70.341796% net revenue interest in the Elma Jackson oil and gas; (i) Well #6 (API# 42-059-04612) together with the proration units designated for such well by the Texas Railroad Commission and the rights and appurtenances incident to such well (such well and the associated proration units and rights and appurtenances, arising from the working Interests, hereinafter referred to as the "Initial Well"); (ii) Firecreek's rights in, to and under, and obligations arising from, agreements relating to the Lease to the extent the same are applicable to the Initial Well; (iii) Firecreek's interest in fixtures and personal property used solely in connection with the operation of the Initial Well; and (iv) Firecreek's interest in books, files, data and records in Seller's possession to the extent the same relate to the Initial Well provided that possession of same will remain with Firecreek; and the right and option based on certain terms and conditions to acquire a 13/16th interest in and rehabilitate certain other wells.

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

The Company has tax losses, which may be applied against future taxable income.  The potential tax benefits arising from these loss carry forwards expire between 2025 and 2028 and are offset by a valuation allowance due to the uncertainty of profitable operations in the future. The net operating loss carry forward was $180,235 and $143,441at December 31, 2011 and 2010, respectively.

F-10

Note 7	Related Party Transaction

Catalyst Capital Group Inc. loaned $50,000 to the Company during the period ended September 30, 2011, which is unsecured, with no specific terms of repayment. The Director of the company has also loans outstanding from the company for the following amounts: $38,730 and $38,750 at December 31, 2011 and December 31, 2010, respectively. Imputed interest at 8% per annum and is calculated on the director's loans and has been included as an increase to additional paid in capital in the amount of $774 and $775 for the period ended December 31, 2011 and 2010 respectively.

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

Our principal executive offices are located at 3943 Irvine Blvd. Unit 535 Irvine, CA 92602.

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

The Company incurred general and administration expenses of $2,784 for the three months ended December 31, 2011. For the three months ended December 31, 2010, the Company experienced general and administration expenses of $2,510. Since the Company's inception, the Company has incurred total general and administration expenses of $180,235. The majority of the expenses incurred by the Company have been related to the Company's offices and expenses related to maintaining the Company's status as a publicly reporting company, including legal, accounting and filing fees.

For the three months ended December 31, 2011, the Company experienced a net loss of $2,784.

Should the Company commence operations in the near future, its expenses are anticipated to increase considerably

Liquidity and capital resources

The Company has earned no revenues since its inception. From inception until the date of this filing, we have had no material operating activities. Our current cash balance as of the date of this Report is $0. We anticipate that our current cash balance will not satisfy our cash needs for the following twelve-month period. There can be no assurance that we will be successful in finding financing, or even if financing is found, that we will be successful in commencing operations.

During the Three months period ended December 31, 2011, the Company satisfied its working capital needs from loans from its Director. As of December 31, 2011, the Company has cash on hand in the amount of $0. Management does not expect that the current level of cash on hand will be sufficient to fund our operation for the next twelve month period. We may also be able to obtain more future loans from our shareholders, but there are no agreements or understandings in place currently.

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

Off Balance Sheet Arrangements

As of December 31, 2011 we did not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Date: February 20, 2012