Form 10-Q
period 2012-06-30
Breezer Ventures Inc.
filed 2012-08-17
CIK 1337182

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-Q

x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

As of August 17, 2012, the Issuer had 35,600,000 shares of its Common Stock outstanding.

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

2

--------------------------------------------------------------------------------

PART I FINANCIAL INFORMATION

Breezer Ventures Inc.
(A Development Stage Company)
Balance Sheet
(Expressed in U.S. Dollars)

	June 30, 2012	September 30, 2011
	(Unaudited)

ASSETS
Current Assets
Cash and Cash Equivalents	$ -	$ -
Receivable due to officer	-	-
Total Current Assets	-	-

Property Plant and Equipment
Furniture and Equipment	17,500	17,500
Accumulated Depreciation	(17,500)	(17,500)
	-	-
Investment in Oil Lease	72,094	72,094

TOTAL ASSETS	$ 72,094	$72,094

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable and Accured Liabilities	44,699	$87,635
Due to Related Parties	141,127	88,730
TOAL CURRENT LIABILITIES	185,826	176,365

Stockholder's Deficit
Preferred Stock, $0.001 par value, 50,000,000 shares authorized, None issued and outstanding
Common Stock, $0.001 par value, 100,000,0000 shares
authorized 35,600,000 issued and outstanding	35,600	35,600
Additional Paid-In Capital	62,882	60,530
(Deficit) accumulated during the development stage	(212,214)	(200,401)

Total Stockholders' Deficit	(113,732)	(104,271)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 72,094	$72,094

See accompanying summary of accounting policies and notes to financial statements

Breezer Ventures Inc.
(A Development Stage Company)
Statements of Operation
(Unaudited)
(Expressed in U.S. Dollars)

					From May 19, 2005
	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended	(Inception) to
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011	June 30, 2012

General and Administration Expenses
Consulting and Professional fees	4,307	27,240	9,461	$ 30,440	99,116
Training Costs	-	-	-	-	5,000
Management Fees	-	-	-	-	6,000
Office Expense	-	-	-	250	250
Rent	-		-	-	44,000
Depreciation	-	-	-	1,444	17,500
Other	-	-	-	-	4,366
Interest	784	784	2,352	2,352	13,032
	5,091	28,024	11,813	34,486	189,264

Net Loss for the period	(5,091)	(28,024)	(11,813)	(34,486)	(189,264)

Net Loss per Common Share	(0.00)	(0.00)	(0.00)	(0.00)
Basic and diluted

Per Share Information
Weighted Average Number of Common Shares Outstanding
Basic and diluted	35,600,000	30,600,000	35,600,000	30,600,000

See accompanying summary of accounting policies and notes to financial statements

Breezer Ventures Inc.
(A Development Stage Company)
Statements of Cash Flow
(Unaudited )
(Expressed in U.S. Dollars)

			From May 19, 2005
	For the Nine Months Ended	For the Nine Months Ended	(Inception) to
	June 30, 2012	June 30, 2011	June 30, 2012

Cash Flows from Operating Activities
Net Loss for the Period	$(11,813)	(34,486)	$(189,264)
Adjustments to reconcile net loss to cash used in operating activities	-	-	-
Depreciation	-	1,444	17,500
Imputed Interest on shareholder advances	2,352	2,352	13,032
Changes in:	-	-	-
Due from Shareholder	-	-	-
Accounts Payable and Accrued Liabilities	9,461	30,440	97,096
Net Cash Flows Used in Operating Activities	(0)	(250)	(61,636)
	-
Cash Flows from Investing Activities	-
Investment in Oil Lease	-	(55,000)	(72,094)
Purchase of assets	-	-	(17,500)
Net Cash Flows Used in Investing Activities	-	(55,000)	(89,594)
	-
Cash Flows from Financing Activities	-	-
Additional Paid in Capital	-	-
Advances from Shareholders	-	(20)	38,730
Due to Catalyst	-	50,000	50,000
Issuance of Common Stock	-	5,000	62,500
Net Cash Flows Provided from Financing Activities	-	54,980	151,230
	-
Net Increase (Decrease) in Cash	(0)	(270)	(0)

Cash and Cash Equivalents, Beginning of Period	-	270	-
Cash and Cash Equivalents, End of Period	(0)	-	(0)

Supplementary Information

Taxes Paid	-	-	-
Interest Paid	-	-	-

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of June 30, 2012 and 2011, there were no cash equivalents.

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

The Company reviews the carrying values of its oil lease rights whenever events or changes in circumstances indicate that their carrying values may exceed their estimated net recoverable amounts. An impairment loss is recognized when the carrying value of those assets is not recoverable and exceeds its fair value. As of June 30, 2012, management has determined that there is no impairment in value for the purchase of the oil lease right purchased in April 2011.

At such time as commercial production may commence, depletion of each oil lease will be provided on a unit-of-production basis using estimated proven and probable recoverable reserves as the depletion base. In cases where there are no proven or probable reserves, depletion will be provided on the straight-line basis over the expected economic life of the oil lease.

The Company had no operating properties at June 30, 2012, but the Company’s oil leases will be subject to standards for oil lease reclamation that is established by various governmental agencies. For these non-operating leases, the Company accrues costs associated with environmental remediation obligations when it is probable that such costs will be incurred and they are reasonably estimable. Costs of future expenditures for environmental remediation are not discounted to their present value. Such costs are based on management's current estimate of amounts that are expected to be incurred when the remediation work is performed within current laws and regulations.

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

The company's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. Since inception, the Company has accumulated losses aggregating to $212,214 and has insufficient working capital to meet operating needs for the next twelve months as of June 30, 2012, all of which raise substantial doubt about the company's ability to continue as a going concern.

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

The Company has tax losses, which may be applied against future taxable income.  The potential tax benefits arising from these loss carry forwards expire between 2025 and 2028 and are offset by a valuation allowance due to the uncertainty of profitable operations in the future. The net operating loss carry forward was $212,214 and $198,367 at June 30, 2012 and 2011, respectively.

F-10

Note	7 Related Party Transaction

Catalyst Capital Group Inc. loaned $50,000 to the Company during the period ended September 30, 2011, which is unsecured, with no specific terms of repayment. The Director of the company has also loans outstanding from the company for the following amounts: $38,730 and $38,750 at June 30, 2012 and March 31, 2011, respectively. Imputed interest at 8% and is calculated on the director's loans and has been included as an increase to additional paid in capital in the amount of $784 and $784 for the period ended June 30, 2012 and 2011 respectively.

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

The Company incurred general and administration expenses of $11,813 for the nine months ended June 30, 2012. For the nine months ended June 30, 2011, the Company experienced general and administration expenses of $34,486. Since the Company's inception, the Company has incurred total general and administration expenses of $189,264. The majority of the expenses incurred by the Company have been related to the Company's offices and expenses related to maintaining the Company's status as a publicly reporting company, including legal, accounting and filing fees.

For the nine months ended June 30, 2012, the Company experienced a net loss of $11,813.

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

During the six months period ended June 30, 2012, the Company satisfied its working capital needs from loans from its Director. As of June 30, 2012, the Company has cash on hand in the amount of $0. Management does not expect that the current level of cash on hand will be sufficient to fund our operation for the next twelve month period. We may also be able to obtain more future loans from our shareholders, but there are no agreements or understandings in place currently.

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

Off Balance Sheet Arrangements

As of June 30, 2012 we did not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Changes in Internal Control over Financial Reporting

In addition, our management with the participation of our Principal Executive Officer and Principal Financial Officer have determined that no change in our internal control over financial reporting occurred during or subsequent to the quarter ended June 30, 2012 that has materially affected, or is (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Securities Exchange Act of 1934) reasonably likely to materially affect, our internal control over financial reporting.

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

Date: August 17, 2012

10