Form 10-K/A
period 2011-09-30
Breezer Ventures Inc.
filed 2012-09-25
CIK 1337182

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

Large Accelerated Filer o Accelerated Filer o Non-Accelerated Filer o Smaller Reporting Company x

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes No x

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. As of March 31, 2011, the aggregate value of voting and non-voting common equity held by non-affiliates was $838,400.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: The Issuer had 35,600,000 shares of Common Stock, par value $.001, outstanding as of September 25, 2012.

Explanatory Note:

This amendment to Form 10K-A is filed in response to comments received from the SEC on February 29, 2012.

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

In 2010 25% of the United States’ energy came from petroleum. Currently in 2012, oil prices are approximately $100 per barrel and less than half of US oil consumption is imported. In 2010 70.5% of petroleum consumption in the U.S. was for transportation. Approximately 2/3 of transportation consumption was gasoline.

Crude oil is produced in 31 states and U.S. coastal waters. In 2011, 56% of U.S. crude oil production came from five states: Texas (26%) Alaska (10%) California (9%) North Dakota (7%) Oklahoma (4%). As of 2010, about one-third of U.S. crude oil was produced from wells located offshore in state and federally administered waters of the Gulf of Mexico.Although total U.S. crude oil production generally declined between 1985 and 2008, it has been increasing since 2008. More cost effective drilling technology has helped boost production, especially in North Dakota, Texas and the offshore Gulf of Mexico.

In 2011, the United States relied on net imports (imports minus exports) for about 45% of the petroleum that we used. About 100 countries produce crude oil. The top five producing countries in 2011, and their share of total world production are Saudi Arabia (13%) Russia (12%) United States (11%) Iran (5%) China (5%)

At the present time, the Company does not have the necessary funds to cover its anticipated operating expenses over the next twelve months or to commence operations. It will be necessary for the Company to raise additional funds through the issuance of equity securities, through loans or debt financings. There can be no assurance that the Company will be successful in raising the required capital or that actual cash requirements will not exceed our estimates. We do not have any agreements in place for equity financing and or loan and debt financing. In the event that the Company is unsuccessful in its financing efforts, the Company may seek to obtain short term loans. There can be no assurance that we will be successful in finding financing, or even if financing is found, that we will be successful in achieving profitable operations.

Because we have not yet determined what the Company's business operations will be, we can not estimate what competitive conditions we will face, what products we will sell and how we will distribute them, the raw materials we may require, the number or nature of our customers or the impact of future government regulation on our business.

Research and Development

We have not spent any funds to date on research and development, and we have not yet determined our anticipated spending on research and development activities for the fiscal year ending September 30, 2011.

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

Mr. Sim resigned on December 22, 2009 as the President, Chief Executive Officer, Treasurer, Secretary and sole director of the Company. Prior to Mr. Sim's resignation, Mr. Tang Xu was appointed to the Company's Board of Directors. Mr. Tang Xu was appointed to serve as the Company's President, Chief Executive Officer, Treasurer and Secretary upon Mr. Sim's resignation. As of September 30, 2011, Mr. Xu was the Company's only part-time employee. The Company had no full time employees. As of September 30, 2011, there were no agreements or understandings regarding Mr. Xu's compensation.

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

The following are all known material risks and the risks discussed herein do not purport to be inclusive of all possible risks but are intended only as examples of possible investment risks

----------------------------------------------------------------------

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

--------------------------------------------------------------------

Amount and Nature of Beneficial Ownership

	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percentage of Class
Five Percent Stockholder’s	Angeni Singh (1)	20,000,000	57.1%
	Catalyst Capital Group	5,000,000	14%
Executive Officers and Directors	Tang Xu, Chief Executive Officer, President, Treasurer, Secretary and Director (1)	0	0%
All officers and directors as group (1 person)	0	0	0%

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

Mr. Tang Xu, director, loaned $9,800 to the Company during the period ended September 30, 2010, which is unsecured, with no specific terms of repayment. The amount due the director is $38,750 and $38,750 at September 30, 2010 and September 30, 2009, respectively. #9

Transactions with related persons. Describe any transaction, since the beginning of the registrant's last fiscal year, or any currently proposed transaction, in which the registrant was or is to be a participant and the amount involved exceeds $ 120,000, and in which any related person had or will have a direct or indirect material interest. Disclose the following information regarding the transaction:

1. The name of the related person and the basis on which the person is a related person.

2. The related person's interest in the transaction with the registrant, including the related person's position(s) or relationship(s) with, or ownership in, a firm, corporation, or other entity that is a party to, or has an interest in, the transaction.

3. The approximate dollar value of the amount involved in the transaction.

4. The approximate dollar value of the amount of the related person's interest in the transaction, which shall be computed without regard to the amount of profit or loss.

5. In the case of indebtedness, disclosure of the amount involved in the transaction shall include the largest aggregate amount of principal outstanding during the period for which disclosure is provided, the amount thereof outstanding as of the latest practicable date, the amount of principal paid during the periods for which disclosure is provided, the amount of interest paid during the period for which disclosure is provided, and the rate or amount of interest payable on the indebtedness.

6. Any other information regarding the transaction or the related person in the context of the transaction that is material to investors in light of the circumstances of the particular transaction.

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

The aggregate fees billed by Kenne Ruan, CPA, P.C. for audit related services for the fiscal year ended September 30, 2011, and September 30, 2010 and which are not disclosed in "Audit Fees" above, were $0.

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

Dated: September 25, 2012

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Tang Xu

Name: Tang Xu

Title: Director, Principal Executive Officer Principal Financial Officer and Principal Accounting Officer

Dated: September 25, 2012

--------------------------------------------------------------------------------

Breezer Ventures Inc.

(A Development Stage Company)

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm F-2

Balance Sheets for the fiscal years ended September 30, 2011 and 2010 F-4

Statements of Operations for the fiscal year ended September 30, 2011 and 2010 and the period from May 18, 2005 (inception) through September 30, 2011 F-5

Statements of Cash Flows for the fiscal year ended September 30, 2011 and 2010 and the period from May 18, 2005 (inception) through September 30, 2011 F-6

Statements of Stockholder's Equity (Deficit) for the period from May 18, 2005 (inception) through September 30, 2011 F-7

Notes to Financial Statements F-8

------------------------------------------------------------------

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Breezer Ventures Inc.

(A Development Stage Company)

We have audited the accompanying balance sheets of Breezer Ventures Inc. (A development stage company) as of September 30, 2011 and 2010, and the related statements of operations, stockholders' equity and cash flows for each of the two years then ended and for the cumulative period from October 1, 2008 to September 30, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The cumulative data for the period from May 18, 2005 (inception) through September 30, 2008, was audited by other auditors whose reports expressed an unqualified opinion on this data.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial positions of Breezer Ventures Inc. as of September 30, 2011 and 2010, and the results of its operations and its cash flows for the two year period ended September 30, 2011 and for the cumulative period from October 1, 2008 to September 30, 2011in conformity with accounting principles generally accepted in the United States of America.

The financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company’s losses from operations raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Kenne Ruan, CPA, P.C.

Woodbridge, Connecticut

December 29, 2011

Breezer Ventures Inc.
(A Development Stage Company)
Balance Sheet
(Expressed in U.S. Dollars)

	September 30, 2011	September 30, 2010
	(Audited)

ASSETS
Current Assets
Cash and Cash Equivalents	$ -	$ 270
Total Current Assets	-	270

Property Plant and Equipment
Furniture and Equipment	17,500	17,500
Accumulated Depreciation	(17,500)	(16,056)
	-	1,444

Investment in Oil Lease	$ 72,094	-

TOTAL ASSETS	$ 72,094	$1,714

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable and Accrued Liabilities	87,635	$38,851
Due to Related Parties	38,730	38,750
Due to Catalyst Capital	50,000	-
TOTAL CURRENT LIABILITIES	176,365	77,601

Stockholder's Deficit
Preferred Stock, $0.001 par value, 50,000,000 shares authorized, None issued and outstanding
Common Stock, $0.001 par value, 100,000,0000 shares
authorized 35,600,000 issued and outstanding	35,600	30,600
Additional Paid-In Capital	60,530	57,394
(Deficit) accumulated during the development stage	(200,401)	(163,881)

Total Stockholders' Deficit	(104,271)	(75,887)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 72,094	$1,714

Breezer Ventures Inc.
(A Development Stage Company)
Statements of Operation
(Audited)
(Expressed in U.S. Dollars)

			From May 19, 2005
	Year Ended	Year Ended	(Inception) to
	September 30, 2011	September 30, 2010	September 30, 2011

General and Administration Expenses
Consulting and Professional fees	31,690	$ 5,100	89,655
Training Costs	-	-	5,000	-
Management Fees	-	-	6,000	-
Office Expense	250	-	250
Rent	-	-	44,000
Depreciation	1,444	3,504	17,500
Other	-	533	4,366
Interest	3,136	3,136	10,680
	36,520	12,273	177,451

Net Loss for the period	(36,520)	(12,273)	(177,451)

Net Loss per Common Share	(0.00)	(0.00)
Basic and diluted

Per Share Information
Weighted Average Number of Common Shares Outstanding
Basic and diluted	35,600,000	30,600,000

See accompanying summary of accounting policies and notes to financial statements

Breezer Ventures Inc.
(A Development Stage Company)
Statements of Cash Flows
(Audited )
(Expressed in U.S. Dollars)

			From May 19, 2005
	For the Year Ended	For the Year Ended	(Inception) to
	September 30, 2011	September 30, 2010	September 30, 2011

Cash Flows from Operating Activities
Net Loss for the Period	$(36,520)	(12,273)	$(177,451)
Depreciation	1,444	3,504	17,500
Imputed Interest on shareholder advances	3,136	3,136	10,680
Changes in:	-	-	-
Due from Shareholder	-	-	-
Accounts Payable and Accured Liabilities	48,784	5,800	87,635
Net Cash Flows Used in Operating Activities	16,844	(167)	(61,646)
	-
Cash Flows from Investing Activities	-
Investment in Oil Lease	(72,094)	-	(72,094)
Purchase of assets	-	-	(17,500)
Net Cash Flows Used in Investing Activities	(72,094)		(89,594)
	-
Cash Flows from Financing Activities	-	-
Additional Paid in Capital	-	-
Due to Catalyst	50,000	-	50,000
Advances from Shareholders	(20)	-
Issuance of Common Stock	5,000		62,500
Net Cash Flows Provided from Financing Activities	54,980	-	112,500
	-
Net Increase (Decrease) in Cash	(270)	167

Cash and Cash Equivalents, Beginning of Period	270	103	-
Cash and Cash Equivalents, End of Period	-	270

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

The Company reviews the carrying values of its oil lease rights whenever events or changes in circumstances indicate that their carrying values may exceed their estimated net recoverable amounts. An impairment loss is recognized when the carrying value of those assets is not recoverable and exceeds its fair value. As of September 30 , 2011, management has determined that there is no impairment in value for the purchase of the oil lease right purchased in April 2011.

At such time as commercial production may commence, depletion of each oil lease will be provided on a unit-of-production basis using estimated proven and probable recoverable reserves as the depletion base. In cases where there are no proven or probable reserves, depletion will be provided on the straight-line basis over the expected economic life of the oil lease.

The Company had no operating properties at September 30 , 2011, but the Company’s oil leases will be subject to standards for oil lease reclamation that is established by various governmental agencies. For these non-operating leases, the Company accrues costs associated with environmental remediation obligations when it is probable that such costs will be incurred and they are reasonably estimable. Costs of future expenditures for environmental remediation are not discounted to their present value. Such costs are based on management's current estimate of amounts that are expected to be incurred when the remediation work is performed within current laws and regulations.

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

Any and all costs associated with exploration, development, and rehabilitation in connection with all wells are capitalized on the balance sheet and will amortized when the well comes into commercial production.

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

The 5,000,000 shares issues to Catalyst were issued at par value which equates to a value of $5,000.

 Catalyst Capital Group Inc. loaned $50,000 to the Company during the period ended September 30, 2011, which is unsecured, with no specific terms of repayment.

At September 30, 2011, the invesment in the oil lease was recorded at $72,094. This investment is comprised of $5,000 in common stock, a one time payment of $50,000 plus $17,094 in rehabilitation costs associated with well #6. The total purchase price paid is $55,000.

The Company is not able to present financial statements and pro forma financial information of the oil and gas property acquired by the Company as there is no financial information available pertaining to value, historic or otherwise, from the Acquiree (Firecreek Global, Inc.). The Acquiree has further advised that the oil and gas well the Company purchased has a nil value on their records as the well was abandoned and plugged.

Note 5	Property, Plant and Equipment

Property, Plant and Equipment consists of furniture and equipment, which is being depreciated over 5 years.

Note 6	Income Taxes

The Company has tax losses, which may be applied against future taxable income.  The potential tax benefits arising from these loss carry forwards expire between 2025 and 2028 and are offset by a valuation allowance due to the uncertainty of profitable operations in the future. The net operating loss carry forward was $200,401 and $163,881 at September 30, 2011 and 2010, respectively.

Note 6	Related Party Transaction

Imputed interest at 8% in the amount of $3,136 and $3,136 has been included as an increase to additional paid in capital for the period ended September 30, 2011 and 2010, respectively.

Note 7	Subsequent Events

There are no reportable subsequent events to report to the date of the financial statements.