Form 10-K/A
period 2011-09-30
Breezer Ventures Inc.
filed 2012-11-27
CIK 1337182

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, DC 20549

FORM 10-K/A -3

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

Explanatory Note:

This amendment to Form 10K-A-3 is filed in response to comments received from the SEC on October 18, 2012.

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

Our principal executive offices are located at 3943 Irvine Blvd. Unit 535 Irvine, CA 92602.

Plan of Operations

We are in the process of developing a new business plan for the Company. The company's management has been actively pursuing acquisitions of oil leases in the United States specifically in the Fort Worth Basin area. As of the date of this 10K, we have executed an asset purchase agreement (the "Agreement") with Catalyst Capital Group, Inc., a California corporation whereby pursuant to the terms and conditions of that Agreement we purchased Catalyst Capital Group Inc.'s undivided 13/16th interest in and to Firecreek Global, Inc.'s right, title and interest in and to the following based on Firecreek Global, Inc.'s 93.75% working interest (for depths above 100 feet below the top of the Ellenburger Formation) and 70.341796% net revenue interest in the ElmaJackson oil and gas. The Company believes that given the current demand for oil and pressure on the price this could be a very successful venture.

In 2010 25% of the United States’ energy came from petroleum. Currently in 2012, oil prices are approximately $100 per barrel and less than half of US oil consumption is imported. In 2010 70.5% of petroleum consumption in the U.S. was for transportation. Approximately 2/3 of transportation consumption was gasoline.

Crude oil is produced in 31 states and U.S. coastal waters. In 2011, 56% of U.S. crude oil production came from five states: Texas (26%) Alaska (10%) California (9%) North Dakota (7%) Oklahoma (4%). As of 2010, about one-third of U.S. crude oil was produced from wells located offshore in state and federally administered waters of the Gulf of Mexico. Although total U.S. crude oil production generally declined between 1985 and 2008, it has been increasing since 2008. More cost effective drilling technology has helped boost production, especially in North Dakota, Texas and the offshore Gulf of Mexico.

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

You may also request a copy of our filings at no cost, by writing or telephoning us at:

Breezer Ventures Inc . 3943 Irvine Blvd. Unit 535 Irvine, CA 92602 Telephone: 949-419-6588 Attention: Mr. Tang Xu

ITEM 1A: RISK FACTORS

An investment in our Company involves a substantial risk of loss. You should carefully consider the risks described below, before you make any investment decision regarding our Company. We are discussing all known material risk factors.

The following are all known material risks.

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

Oil and gas prices are volatile and a substantial decrease in oil and gas prices would adversely affect our operations.

Oil and gas prices historically have been volatile and will likely to continue to be volatile in the future. The prices for oil and gas are subject to wide fluctuation in response to relatively minor changes in the supply of and demand for oil and gas, market uncertainty, worldwide economic conditions, weather conditions, and political conditions in major oil producing regions. A significant decrease in price levels for an extended period would negatively affect our operations and you could lose all or part of your investment.

Title to our oil and gas leases could be defective in which case we may not own the interest in a property to conduct operations which would materially affect our business.

It is customary in the oil and gas industry that upon acquiring an interest in a property, that only a preliminary title investigation be done at that time. We intend to follow this custom. If the title to the prospects should prove defective, we could lose the costs of acquisition, or incur substantial costs for curative title work.

Operating and environmental hazards on the properties where we operate could have a negative impact on our business.

We may encounter hazards incident to the operation of oil and gas properties, such as accidental leakage of petroleum liquids and other unforeseen conditions, if we participate in developing a well and, on occasion, substantial liabilities to third parties or governmental entities may be incurred. We could be subject to liability for pollution and other damages or may lose substantial portions of prospects or producing properties due to hazards which cannot be insured against or which have not been insured against due to prohibitive premium costs or for other reasons. We currently do not maintain any insurance for environmental damages. Governmental regulations relating to environmental matters could also increase the cost of doing business or require alteration or cessation of operations in certain areas.

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

---------------------------------------------------------------------

A Majority of our Common Stock is Owned by a Single Investor.

Ms. Angeni Singh owns approximately 56.2% o f our issued and outstanding shares. This concentration of ownership could discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, or could otherwise delay or prevent a change in control transaction or other business combination, which could in turn have an adverse effect on the market price of our common shares. As long as this concentration of ownership persists, it is unlikely that any other holder or group of holders of our common shares will be able to affect the way we are managed or the direction of our business. The interests of the control group of shareholders could conflict with the interests of other shareholders. In addition, we may adopt amendments to our organizational documents and applicable state law which have anti-takeover provisions that could delay or prevent a change in control of our company.

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

ITEM 1B: UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2: PROPERTIES

Our principal offices are located at 3943 Irvine Blvd. Unit 535 Irvine, CA 92602. We are presently utilizing office space provided at no cost by our sole officer and director. We believe that our office space and facilities are sufficient to meet our present needs. Once the Company commences operations, we will require additional office space.

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

As of January 13, 2012, there were 34 stockholders of record of the Company's Common Stock. As of such date, 35,600,000 common shares were issued and outstanding.

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

As of the end of the period covered by this Report, our principal executive offices are located at 3943 Irvine Blvd. Unit 535 Irvine, CA 92602.

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

---------------------------------------------------------------------

As of September 30, 2011, our total assets were $72,094, which represented an increase from our total assets of $1,714 as of September 30, 2010. Our total current liabilities as of September 30, 2011 were $176,365, which represented an increase from our total current liabilities of $77,601 as of September 30, 2010. The Company has experienced a net loss of $36,520 for the year ended September 30, 2011, and a net loss of $177,451 for the period from May 18, 2005 (the date of the Company's incorporation) to September 30, 2011. Our net loss from operations decreased to $36,520 for the year ended September 30, 2011, as compared to $12,273 for the year ended September 30, 2010. Our main expenses in the year ended September 30, 2011 included consulting and professional fees of $31,690, depreciation in the amount of $1,444 and interest in the amount of $3,136, compared to expenses for the year ended September 30, 2010, which included consulting and professional fees of $5,100, depreciation in the amount of $3,504 and interest in the amount of $3,136.

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

Code of Ethics

The Company has adopted code of ethics for all of the employees, directors and officers which has been filed with the U.S. Securities and Exchange Commission. The Company will provide to any person a copy of the Company's code of ethics, without charge, upon request. Requests may be mailed to the Company's offices at: 3943 Irvine Blvd. Unit 535 Irvine, CA 92602.

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

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of the close of business on January 13, 2012, the total number of shares owned beneficially by the Company's directors, officers and key employees, and any person (including any group) who is known to the Company to be the beneficial owner of more than five percent of any class of the Company's voting securities. Except as otherwise indicated below, each person named has sole voting and investment power with respect to the shares indicated. The percentage of ownership set forth below reflects each holder's ownership interest in the 35,600,000 s hares of the Company's common stock outstanding as of January 13, 2012.

--------------------------------------------------------------------

Amount and Nature of Beneficial Ownership

	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percentage of Class
Five Percent Stockholder’s	Angeni Singh (1)	20,000,000	56.2%
	Catalyst Capital Group Address: 2498 West 41st, #232, Vancouver, BC, Canada, V6M2A7 Voting Power vests with Dave Wong	5,000,000	14.0%
Executive Officers and Directors	Tang Xu, Chief Executive Officer, President, Treasurer, Secretary and Director (1)	0	0%
All officers and directors as group (1 person)	0	0	0%

The mailing address for each person is our address at 3943 Irvine Blvd. Unit 535 Irvine, CA 92602.

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

Dated: November 25, 2012

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Tang Xu

Name: Tang Xu

Title: Director, Principal Executive Officer Principal Financial Officer and Principal Accounting Officer

Dated: November 25, 2012

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

Notes to Financial Statements F-8

------------------------------------------------------------------

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Breezer Ventures Inc.

(A Development Stage Company)

We have audited the accompanying balance sheets of Breezer Ventures Inc. (A development stage company) as of September 30, 2011 and 2010, and the related statements of operations, stockholders' equity and cash flows for each of the two years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As consideration, Catalyst Capital Group, Inc. was provided with 5,000,000 restricted common shares of our company and a one-time payment of $50,000 plus 15/16th of any excess total rehabilitation cost associated with Well #6, payable to Catalyst capital Group, Inc, pursuant to the terms listed in the Agreement.

The 5,000,000 shares issues to Catalyst were issued at par value which equates to a value of $5,000.

 Catalyst Capital Group Inc. loaned $50,000 to the Company during the period ended September 30, 2011, which is unsecured, with no specific terms of repayment.

At September 30, 2011, the investment in the oil lease was recorded at $72,094. This investment is comprised of $5,000 in common stock, a one time payment of $50,000 plus $17,094 in rehabilitation costs associated with well #6. The total purchase price paid is $55,000.

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

Property, Plant and Equipment consists of furniture and equipment, which is being depreciated over 5 years. The Company’s principal office is located at 3943 Irvine Blvd. Unit 535 Irvine, CA 92602 and is provided at no cost by our sole officer and director.

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

Imputed interest at 8% in the amount of $3,136 and $3,136 has been included as an increase to additional paid in capital for the period ended September 30, 2011 and 2010, respectivel y and only related to the loan from Mr. Xu. Due to the issuance of 5,000,000 shares to Catalyst Capital Group Inc during the period ended September 30, 2011, it is now considered a related-person as defined in Instruction 1.b.i to item 404(a) of Regulation S-K. As a result, due to related party is comprised of $38,750 payable to Mr. Xu and $50,000 payable to Catalyst Capital Group Inc.

Note 7	Subsequent Events

There are no reportable subsequent events to report to the date of the financial statements.