Form 10-K
period 2012-09-30
Breezer Ventures Inc.
filed 2013-01-15
CIK 1337182

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, DC 20549

FORM 10-K

x ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: September 30, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No o

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes No X

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: o

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: The Issuer had 35,600,000 shares of Common Stock, par value $.001, outstanding as of January 15, 2013.

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

---------------------------------------------------------------------

A Majority of our Common Stock is Owned by a Single Investor.

Ms. Angeni Singh owns approximately 56.2% of our issued and outstanding shares. This concentration of ownership could discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, or could otherwise delay or prevent a change in control transaction or other business combination, which could in turn have an adverse effect on the market price of our common shares. As long as this concentration of ownership persists, it is unlikely that any other holder or group of holders of our common shares will be able to affect the way we are managed or the direction of our business. The interests of the control group of shareholders could conflict with the interests of other shareholders. In addition, we may adopt amendments to our organizational documents and applicable state law which have anti-takeover provisions that could delay or prevent a change in control of our company.

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

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended September 30, 2012.

--------------------------------------------------------------------------------

PART II

ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) Market Information.

Our shares are traded on the over-the-counter bulletin board operated by the National Association of Securities Dealers, Inc. under the symbol "BRZV".

The high and low bid prices for our common stock for the past two years for the periods indicated below are as follows:

National Association of Securities Dealers OTC Bulletin Board(1)

Quarter Ended	High	Low
September 30, 2012	0.005	0.005
June 30, 2012	0.0125	0.0125
March 31, 2012	0.069	0.10
December 31, 2011	0.0075	0.02
September 30, 2011	0.08	0.08
June 30, 2011	0.05	0.05
March 31, 2011	0.06	0.06
December 31, 2010	0.01	0.01
September 30, 2010	0.011	0.011
June 30, 2010	0.01	0.01
March 31, 2010	0.01	0.01
December 31, 2009	0.25	0.25
September 30, 2009	0.65	0.65

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

As of December___, 2012, there were 34 stockholders of record of the Company's Common Stock. As of such date, 35,600,000 common shares were issued and outstanding.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

The following sets forth information pertaining to all securities of the Company sold within the past four years which were not registered under the Securities Act of 1933, as amended. In the three years ended September 30, 2012, September 30, 2011 and September 30, 2010 no unregistered securities were sold or issued by the Company.

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

Our fiscal year end is September 30th.

Results of Operations

Cash Requirements

During June and July of 2005, we received initial funding through the sale of common stock to investors. From inception through the date of this filing, we have had no material operating activities. The Company's total current assets as of September 30, 2012 consisted of a cash balance of $0. We anticipate that our current cash balance will not satisfy our cash needs for the following twelve-month period. There can be no assurance that we will be successful in finding financing, or even if financing is found, that we will be successful in proceeding with profitable operations.

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

Our auditors have issued a going concern opinion for the year ended September 30, 2012. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any significant revenues and no significant revenues are anticipated until our commercial operations begin.

Liquidity and Capital Resources

As of the date of this annual report, we have not generated any revenues from our business activities.

---------------------------------------------------------------------

As of September 30, 2012, our total assets were $72,094, which represented an increase from our total assets of $0 as of September 30, 2011. Our total current liabilities as of September 30, 2012 were $204,426, which represented an increase from our total current liabilities of $176,365 as of September 30, 2011. The Company has experienced a net loss of $33,197 for the year ended September 30, 2012, and a net loss of $36,520 for the period from May 18, 2005 (the date of the Company's incorporation) to September 30, 2012. Our net loss from operations decreased to $33,197 for the year ended September 30, 2012, as compared to $36,520 for the year ended September 30, 2011. Our main expenses in the year ended September 30, 2012 included consulting and professional fees of $30,061 and interest in the amount of $3,136 , compared to expenses for the year ended September 30, 2011, which included consulting and professional fees of $31,690, depreciation in the amount of $1,444 and interest in the amount of $3,136.

Purchase of Significant Equipment

As of the end of the period covered by this Report, we did not intend to purchase any significant equipment over the twelve months ending September 30, 2012.

Employees

Currently our only employee is our sole officer and director. We do not expect any material changes in the number of employees over the next 12 month period; however, this may change depending on the business model we may adopt. We may outsource contract employment as needed.

Off Balance Sheet Arrangements

As of September 30, 2012, we did not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended). In fulfilling this responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management's authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2012. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. Our management has concluded that, as of September 30, 2012, our internal control over financial reporting is not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles.

Management concluded that the following three deficiencies are considered material weaknesses in internal controls:

- Failure to properly record negative cash balance as a current liability - Failure to record audit fees, legal services, and transfer agent services related to fiscal year ending September 30, 2012 - Failure to properly classify cash balance as other asset as cash was not maintained in bank account

This annual report does not include an attestation report of our Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit our Company to provide only management's report in this annual report.

Changes in Internal Control Over Financial Reporting

There was no change in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended September 30, 2012 that has materially affected or is reasonably likely to materially affect the Company's internal control over financial reporting.

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

None.

---------------------------------------------------------------------

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CORPORATE GOVERNANCE

The following table presents information with respect to our sole officer, director and significant employee as of December___, 2012:

Name: Tang Xu

Age: 48

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

SUMMARY COMPENSATION TABLE

Summary Compensation Table
					Long Term Compensation
	Annual Compensation				Awards		Payouts

Name and Principal Position	Year (1)	Salary($)	Bonus ($)	Restricted Stock Award(s) ($)	Option Awards ($)	Non-Equity Incentive Plan and Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)
Tang Xu	2012	0	0	0	0	0	0	0
	2011	0	0	0	0	0	0	0
(2) President, Treasurer, Secretary, Director. Chief Executive Officer	2010	0	0	0	0	0	0	0
							0
Shawn Sim (3) Former President, Secretary , Chief Executive Officer	2009	0	0	0	0	0	0	0
Huaiqian Zhang (4) Former President, Chief Executive Officer, Secretary, Treasurer	2009	0	0	0	0	0	0	0
Wei Xue Feng (5) Former President, Secretary, Treasurer, Chief Executive Officer	2009	0	0	0	0	0	0	0
	2008	0	0	0	0	0	0	0
Angeni Singh (6) Former President, Secretary and Treasurer	2008	0	0	0	0	0	0	0

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

Outstanding Equity Awards at Fiscal Year-End

As at September 30, 2012, there were no unexercised options or stock that had not vested in regards to our executive officers, and there were no equity incentive plan awards for our executive officers during the year ended September 30, 2012.

Options Grants in the Year Ended September 30, 2012

During the year ended September 30, 2012, no stock options were granted to our executive officers.

Aggregated Options Exercised in the Year Ended September 30, 2012 and Year End Option Values

There were no stock options exercised during the year ended September 30, 2012 and no stock options held by our executive officers at the end of the year ended September 30, 2012.

Repricing of Options/SARS

We did not reprice any options previously granted to our executive officers during the year ended September 30, 2012.

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

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of the close of business on December___, 2012, the total number of shares owned beneficially by the Company's directors, officers and key employees, and any person (including any group) who is known to the Company to be the beneficial owner of more than five percent of any class of the Company's voting securities. Except as otherwise indicated below, each person named has sole voting and investment power with respect to the shares indicated. The percentage of ownership set forth below reflects each holder's ownership interest in the 35,600,000 shares of the Company's common stock outstanding as of December__, 2012.

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

Certain Relationships and Related Transactions

No director, executive officer, principal shareholder holding at least 5% of our common shares, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction, during the year ended September 30, 2012 in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year end for the last three completed fiscal years.

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

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

No director, executive officer, principal shareholder holding at least 5% of our common shares, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction, during the year ended September 30, 2011 and for the year ended September 30, 2012, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year end for the last three completed fiscal years.

Mr. Tang Xu, director, loaned $9,800 to the Company during the period ended September 30, 2010, which is unsecured, with no specific terms of repayment. The amount due the director is $38,730 and $38,750 at September 30, 2012 and September 30, 2011, respectively. #9

Transactions with related persons. Describe any transaction, since the beginning of the registrant's last fiscal year, or any currently proposed transaction, in which the registrant was or is to be a participant and the amount involved exceeds $ 120,000, and in which any related person had or will have a direct or indirect material interest. Disclose the following information regarding the transaction:

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

Kenne Ruan, CPA, P.C. billed $2,000 for the year ended September 30, 2012 and billed $2,000 for the year ended September 30, 2011.

Audit-Related Fees

The aggregate fees billed by Kenne Ruan, CPA, P.C. for audit related services for the fiscal year ended September 30, 2012, and which are not disclosed in "Audit Fees" above, were $0. The aggregate fees billed by Kenne Ruan, CPA, P.C. for audit related services for the fiscal year ended September 30, 2011, and which are not disclosed in "Audit Fees" above, were $0.

The aggregate fees billed by Kenne Ruan, CPA, P.C. for audit related services for the fiscal year ended September 30, 2012, and September 30, 2011 and which are not disclosed in "Audit Fees" above, were $0.

Tax Fees

The aggregate fees billed by Kenne Ruan, CPA, P.C. for tax compliance, tax advice and tax planning for the fiscal year ended September 30, 2012 was $0. The aggregate fees billed by Kenne Ruan, CPA, P.C for tax compliance, tax advice and tax planning for the fiscal year ended September 30, 2012 was $0. The aggregate fees billed by for Kenne Ruan, CPA, P.C. tax compliance, tax advice and tax planning for the fiscal year ended September 30, 2011 was $0.

All Other Fees

The aggregate fees billed by the Company's principal accountants, Kenne Ruan, CPA, P.C. for services other than those described above, for the year ended September 30, 2012, were $0 each. The aggregate fees billed by the Company's principal accountant, Kenne Ruan, CPA, P.C for services other than those described above, for the year ended September 30, 2011, were $0.

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

Dated: January 15, 2013

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Tang Xu

Name: Tang Xu

Title: Director, Principal Executive Officer Principal Financial Officer and Principal Accounting Officer

Dated: January 15, 2013

--------------------------------------------------------------------------------

Breezer Ventures Inc.

(A Development Stage Company)

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm F-2

Balance Sheets for the fiscal years ended September 30, 2012 and 2011 F-4

Statements of Operations for the fiscal year ended September 30, 2012 and 2011 and the period from May 18, 2005 (inception) through September 30, 2012 F-5

Statements of Cash Flows for the fiscal year ended September 30, 2012 and 2011 and the period from May 18, 2005 (inception) through September 30, 2012 F-6

Statements of Stockholder's Equity (Deficit) for the period from May 18, 2005 (inception) through September 30, 2012 F-7

Notes to Financial Statements F-8

F-1

------------------------------------------------------------------

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Breezer Ventures Inc.

(A Development Stage Company)

We have audited the accompanying balance sheets of Breezer Ventures Inc. (A development stage company) as of September 30, 2012 and 2011, and the related statements of operations, stockholders' equity and cash flows for each of the two years then ended and for the cumulative period from October 1, 2008 to September 30, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The cumulative data for the period from May 18, 2005 (inception) through September 30, 2008, was audited by other auditors whose reports expressed an unqualified opinion on this data.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial positions of Breezer Ventures Inc. as of September 30, 2012 and 2011, and the results of its operations and its cash flows for the two year period ended September 30, 2012 and for the cumulative period from October 1, 2008 to September 30, 2012 in conformity with accounting principles generally accepted in the United States of America.

The financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company’s losses from operations raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Kenne Ruan, CPA, P.C.

Woodbridge, Connecticut

December 18, 2012

Breezer Ventures Inc.
(A Development Stage Company)
Balance Sheet
(Expressed in U.S. Dollars)

	September 30, 2012	September 30, 2011
	(Audited)	(Audited)

ASSETS
Current Assets
Cash and Cash Equivalents	$ -	$ -
Total Current Assets	-	-

Property Plant and Equipment
Furniture and Equipment	-	17,500
Accumulated Depreciation	-	(17,500)
Total Property Plant and Equipment	-	-

Investment in Oil Lease	$ 72,094	$ 72,094

TOTAL ASSETS	$ 72,094	$ 72,094

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable and Accured Liabilities	$117,696	$87,635
Due to Related Parties - Short Term	88,730	88,730
Total Current Liabilities	206,426	176,365

Total Liabilities	206,426	176,365

Stockholder's Deficit
Preferred Stock, $0.001 par value, 50,000,000 shares authorized, None issued and outstanding
Common Stock, $0.001 par value, 100,000,0000 shares
authorized 35,600,000 issued and outstanding	35,600	35,600
Additional Paid-In Capital	63,628	60,530
(Deficit) accumulated during the development stage	(233,560)	(200,401)

Total Stockholders' Deficit	(134,332)	(104,271)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 72,094	$ 72,094

See accompanying summary of accounting policies and notes to financial statements

Breezer Ventures Inc.
(A Development Stage Company)
Statements of Operation
(Unaudited)
(Expressed in U.S. Dollars)

			From May 19, 2005
	Year Ended	Year Ended	(Inception) to
	September 30, 2012	September 30, 2011	September 30, 2012

General and Administration Expenses
Consulting and Professional fees	30,061	31,690	119,716
Training Costs	-	-	5,000
Management Fees	-	-	6,000
Office Expense	-	250	250
Rent	-	-	44,000
Depreciation	-	1,444	17,500
Other	-	-	4,366
Interest	3,098	3,136	13,778
	33,159	36,520	210,610

Net Loss for the period	(33,159)	(36,520)	(210,610)

Net Loss per Common Share	(0.00)	(0.00)
Basic and diluted

Per Share Information
Weighted Average Number of Common Shares Outstanding
Basic and diluted	35,600,000	35,600,000

See accompanying summary of accounting policies and notes to financial statements

Breezer Ventures Inc.
(A Development Stage Company)
Statements of Cash Flow
(Unaudited )
(Expressed in U.S. Dollars)

			From May 19, 2005
	For the Year Ended	For the Year Ended	(Inception) to
	September 30, 2012	September 30, 2011	September 30, 2012

Cash Flows from Operating Activities
Net Loss for the Period	$(33,159)	(36,520)	$(210,610)
Adjustments to reconcile net loss to cash used in operating activities	-	-	-
Depreciation	-	1,444
Imputed Interest on shareholder advances	3,098	3,136	13,778
Changes in:	-	-	-
Due from Shareholder	-	-	-
Accounts Payable and Accured Liabilities	30,061	48,784	105,685
Net Cash Flows Used in Operating Activities	-	16,844	(91,147)
	-	-
Cash Flows from Investing Activities	-	-
Investment in Oil Lease	-	(72,094)	-
Purchase of assets	-	-	-
Net Cash Flows Used in Investing Activities	-	(72,094)	-
	-	-
Cash Flows from Financing Activities	-	-
Advances from Related Party		50,000
Advances from Shareholders	-	(20)	38,730
Issuance of Common Stock	-	5,000	-
Net Cash Flows Provided from Financing Activities	-	54,980	38,730
	-	-
Net Increase (Decrease) in Cash	-	(270)	-

Cash and Cash Equivalents, Beginning of Period	-	270	-
Cash and Cash Equivalents, End of Period	-	(0)	-

Supplementary Information

Taxes Paid	-	-	-
Interest Paid	-	-	-

See accompanying summary of accounting policies and notes to financial statements

Breezer Ventures Inc.
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)
From May 18, 2005 (Inception) to September 30, 2012

	Common Stock	Common Stock	Additional	Deficit Accumulated During the	Total Stockholder's
	Shares	Amount	Paid In Capital	Development Stage	Equity (Deficit)

Balances - May 18, 2005	-	$ -	$ -	$ -	$ -

Founder's shares issued	5,000,000	5,000	-	-	5,000
Shares issued for cash	2,650,000	2,650	49,850	-	52,500

Net Loss	-	-	-	-36,871	-36,871

Balance, September 30, 2005	7,650,000	7,650	49,850	-36,871	20,629

Net Loss	-	-	-	-23,688	-23,688

Balances - September 30, 2006	7,650,000	$ 7,650	$ 49,850	$ (60,559)	$ (3,059)

Imputed interest on shareholder loan			1,055		1,055

Net Loss	-	-	-	-23,267	-23,267

Balances - September 30, 2007	7,650,000	$ 7,650	$ 50,905	$ (83,826)	$ (25,271)

Imputed interest on shareholder loan			1,915		1,915

Net Loss	-	-	-	-31,168	-31,168

Balances - September 30, 2008	7,650,000	$ 7,650	$ 52,820	$ (114,994)	$ (54,524)

Issuance of stock divident	22,950,000	$ 22,950		($22,950)
Imputed interest on shareholder loan			1,438		1,438

Net Loss	-	-	-	-13,664	-13,664

Balances - September 30, 2009	30,600,000	$ 30,600	$ 54,258	$ (151,608)	$ (66,750)

Inputed interest on shareholder loan			3,136		3,136

Net Loss				(12,273)	(12,273)

Balances-September 30, 2010	30,600,000	$ 30,600	$ 57,394	$ (163,881)	$ (75,887)

Investment into oil lease	5,000,000	$ 5,000			$ 5,000

Inputed interest on shareholder loan			3,136		3,136

Net Loss				- 36,520	- 36,520

Balances-September 30, 2011	35,600,000	$ 35,600	$ 60,530	$ (200,401)	$ (104,271)

Inputed interest on shareholder loan			3,136		3,098

Net Loss				(33,159)	(33,159)

Balances-September 30, 2012	35,600,000	$ 35,600	$ 63,666	$ (233,560)	$ (134,332)

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of September 30, 2012 and 2011, there were no cash equivalents.

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

The Company reviews the carrying values of its oil lease rights whenever events or changes in circumstances indicate that their carrying values may exceed their estimated net recoverable amounts. An impairment loss is recognized when the carrying value of those assets is not recoverable and exceeds its fair value. As of September 30 , 2012, management has determined that there is no impairment in value for the purchase of the oil lease right purchased in April 2011.

At such time as commercial production may commence, depletion of each oil lease will be provided on a unit-of-production basis using estimated proven and probable recoverable reserves as the depletion base. In cases where there are no proven or probable reserves, depletion will be provided on the straight-line basis over the expected economic life of the oil lease.

The Company had no operating properties at September 30 , 2012, but the Company’s oil leases will be subject to standards for oil lease reclamation that is established by various governmental agencies. For these non-operating leases, the Company accrues costs associated with environmental remediation obligations when it is probable that such costs will be incurred and they are reasonably estimable. Costs of future expenditures for environmental remediation are not discounted to their present value. Such costs are based on management's current estimate of amounts that are expected to be incurred when the remediation work is performed within current laws and regulations.

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

The company's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. Since inception, the Company has accumulated losses aggregating to $210,610 and has insufficient working capital to meet operating needs for the next twelve months as of September 30, 2012, all of which raise substantial doubt about the company's ability to continue as a going concern.

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

At September 30, 2012, the investment in the oil lease was recorded at $72,094. This investment is comprised of $5,000 in common stock, a one time payment of $50,000 plus $17,094 in rehabilitation costs associated with well #6. The total purchase price paid is $55,000.

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

The Company has tax losses, which may be applied against future taxable income.  The potential tax benefits arising from these loss carry forwards expire between 2025 and 2028 and are offset by a valuation allowance due to the uncertainty of profitable operations in the future. The net operating loss carry forward was $210,610 and $200,401 at September 30, 2012 and 2011, respectively.

F-10

Note 7	Related Party Transaction

Imputed interest at 8% in the amount of $3,098 and $3,136 has been included as an increase to additional paid in capital for the period ended September 30, 2012 and 2011, respectively and only related to the loan from Mr. Xu. Due to the issuance of 5,000,000 shares to Catalyst Capital Group Inc during the period ended September 30, 2011, it is now considered a related-person as defined in Instruction 1.b.i to item 404(a) of Regulation S-K. As a result, due to related party is comprised of $38,730 payable to Mr. Xu and $50,000 payable to Catalyst Capital Group Inc.

Note 8	Subsequent Events

There are no reportable subsequent events to report to the date of the financial statements.