Form 10-K/A
period 2011-11-30
Breezer Ventures Inc.
filed 2013-03-01
CIK 1337182

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, DC 20549

FORM 10-K/A-4

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: The Issuer had 35,600,000 shares of Common Stock, par value $.001, outstanding as of March 1, 2013.

Explanatory Note:

This amendment to Form 10K-A-4 is filed in response to comments received from the SEC on December 17, 2012.

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

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of the close of business on January 13, 2012, the total number of shares owned beneficially by the Company's directors, officers and key employees, and any person (including any group) who is known to the Company to be the beneficial owner of more than five percent of any class of the Company's voting securities. Except as otherwise indicated below, each person named has sole voting and investment power with respect to the shares indicated. The percentage of ownership set forth below reflects each holder's ownership interest in the 35,600,000 shares of the Company's common stock outstanding as of January 13, 2012.

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

During the year ended September 30, 2011, Catalyst Capital Group Inc. loaned $50,000 to the Company on the sale of Well #6 of the Jackson Oil and Gas Leases by Catalyst to the Company. This loan is unsecured with no specific terms of repayment.

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

Dated: March 1, 2013

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Tang Xu

Name: Tang Xu

Title: Director, Principal Executive Officer Principal Financial Officer and Principal Accounting Officer

Dated: March 1, 2013

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

Breezer Ventures Inc.
(A Development Stage Company)
Statements of Operation
(Audited)
(Expressed in U.S. Dollars)

			From May 18, 2005
	Year Ended	Year Ended	(Inception) to
	September 30, 2011	September 30, 2010	September 30, 2011 (Unaudited)

General and Administration Expenses
Consulting and Professional fees	31,690	$ 5,100	89,655
Training Costs	-	-	5,000	-
Management Fees	-	-	6,000	-
Office Expense	250	-	250
Rent	-	-	44,000
Depreciation	1,444	3,504	17,500
Other	-	533	4,366
Interest	3,136	3,136	10,680
	36,520	12,273	177,451

Net Loss for the period	(36,520)	(12,273)	(177,451)

Net Loss per Common Share	(0.00)	(0.00)
Basic and diluted

Per Share Information
Weighted Average Number of Common Shares Outstanding
Basic and diluted	35,600,000	30,600,000

See accompanying summary of accounting policies and notes to financial statements

Breezer Ventures Inc.
(A Development Stage Company)
Statements of Cash Flows
(Audited )
(Expressed in U.S. Dollars)

			From May 19, 2005
	For the Year Ended	For the Year Ended	(Inception) to
	September 30, 2011	September 30, 2010	September 30, 2011 (Unaudited)

Cash Flows from Operating Activities
Net Loss for the Period	$(36,520)	(12,273)	$(177,451)
Depreciation	1,444	3,504	17,500
Imputed Interest on shareholder advances	3,136	3,136	10,680
Changes in:	-	-	-
Due from Shareholder	-	-	-
Accounts Payable and Accured Liabilities	48,784	5,800	87,635
Net Cash Flows Used in Operating Activities	16,844	(167)	(61,646)
	-
Cash Flows from Investing Activities	-
Investment in Oil Lease	(72,094)	-	(72,094)
Purchase of assets	-	-	(17,500)
Net Cash Flows Used in Investing Activities	(72,094)		(89,594)
	-
Cash Flows from Financing Activities	-	-
Additional Paid in Capital	-	-
Due to Catalyst	50,000	-	50,000
Advances from Shareholders	(20)	-
Issuance of Common Stock	5,000		62,500
Net Cash Flows Provided from Financing Activities	54,980	-	112,500
	-
Net Increase (Decrease) in Cash	(270)	167

Cash and Cash Equivalents, Beginning of Period	270	103	-
Cash and Cash Equivalents, End of Period	-	270

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

The Company looks at several indicators to determine whether the carrying value of the oil lease is less than its fair value. These indicators may include, but are not limited to the following: has there been a significant decrease in the market price of the particular oil well; whether there has been any adverse changes in the physical condition of the well; whether there has been any significant cost overruns that have developed; whether there has been any significant change in the legal or business environment; and whether there are any current period or future expected operating or cash flow losses that indicate potential continued losses.

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

  The Company entered into a $50,000 promissory note agreement with Catalyst Capital Group, Inc. during the period ended September 30, 2011, which is unsecured, with no specific terms of repayment.

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

Imputed interest at 8% in the amount of $3,136 and $3,136 has been included as an increase to additional paid in capital for the period ended September 30, 2011 and 2010, respectively and only related to the loan from Mr. Xu. Due to the issuance of 5,000,000 shares to Catalyst Capital Group Inc during the period ended September 30, 2011, it is now considered a related-person as defined in Instruction 1.b.i to item 404(a) of Regulation S-K. As a result, due to related party is comprised of $38,750 payable to Mr. Xu and $50,000 payable to Catalyst Capital Group Inc.

Note 7	Subsequent Events

There are no reportable subsequent events to report to the date of the financial statements.