Form 10-K/A
period 2012-09-30
Breezer Ventures Inc.
filed 2013-05-03
CIK 1337182

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

Large Accelerated Filer o Accelerated Filer o Non-Accelerated Filer o Smaller Reporting Company x

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes No x

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. As of March 31, 2012, the aggregate value of voting and non-voting common equity held by non-affiliates was $845,000.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: The Issuer had 35,600,000 shares of Common Stock, par value $.001, outstanding as of January 15, 2013.

Explanatory Note: This amendment to Form 10-K Period ended September 30, 2012 is filed in response to comments received from the Securities and Exchange Commission on March 18, 2013.

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

Research and Development

We have not spent any funds to date on research and development, and we have not yet determined our anticipated spending on research and development activities for the fiscal year ending September 30, 2012.

Compliance with Environmental Laws

The costs and effects of compliance with federal, state and local environmental laws were not material to our business during the fiscal year ended September 30, 2012. At the present time, we have not yet determined what the costs of such compliance will be for the current fiscal year.

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

Mr. Sim resigned on December 22, 2009 as the President, Chief Executive Officer, Treasurer, Secretary and sole director of the Company. Prior to Mr. Sim's resignation, Mr. Tang Xu was appointed to the Company's Board of Directors. Mr. Tang Xu was appointed to serve as the Company's President, Chief Executive Officer, Treasurer and Secretary upon Mr. Sim's resignation. As of September 30, 2012, Mr. Xu was the Company's only part-time employee. The Company had no full time employees. As of September 30, 2012, there were no agreements or understandings regarding Mr. Xu's compensation.

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

As of December 18 , 2012, there were 34 stockholders of record of the Company's Common Stock. As of such date, 35,600,000 common shares were issued and outstanding.

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

---------------------------------------------------------------------

As of September 30, 2012, our total assets were $72,094, which represented no increase from our total assets of $ 72,094 as of September 30, 2011. Our total current liabilities as of September 30, 2012 were $204,426, which represented an increase from our total current liabilities of $176,365 as of September 30, 2011. The Company has experienced a net loss of $33,159 for the year ended September 30, 2012, and a net loss of $ 210,610 for the period from May 18, 2005 (the date of the Company's incorporation) to September 30, 2012. Our net loss from operations decreased to $ 33,159 for the year ended September 30, 2012, as compared to $36,520 for the year ended September 30, 2011. Our main expenses in the year ended September 30, 2012 included consulting and professional fees of $30,061 and interest in the amount of $ 3,098 , compared to expenses for the year ended September 30, 2011, which included consulting and professional fees of $31,690, depreciation in the amount of $1,444 and interest in the amount of $3,136.

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

None.

---------------------------------------------------------------------

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CORPORATE GOVERNANCE

The following table presents information with respect to our sole officer, director and significant employee as of December 18, 2012:

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

Section 16 (a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on our review of the copies of such forms we received, we believe that during the year ended September 30, 2012, all such filing requirements applicable to our officers and directors were complied with, except that reports were filed late by the following persons:

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

Director Compensation

Directors of our Company may be paid for their expenses incurred in attending each meeting of the directors. In addition to expenses, directors may be paid a sum for attending each meeting of the directors or may receive a stated salary as director. No payment precludes any director from serving our Company in any other capacity and being compensated for such service. Members of special or standing committees may be allowed similar reimbursement and compensation for attending committee meetings. During the year ended September 30, 2012, we did not pay any compensation or grant any stock options to our directors.

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

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of the close of business on December 18, 2012, the total number of shares owned beneficially by the Company's directors, officers and key employees, and any person (including any group) who is known to the Company to be the beneficial owner of more than five percent of any class of the Company's voting securities. Except as otherwise indicated below, each person named has sole voting and investment power with respect to the shares indicated. The percentage of ownership set forth below reflects each holder's ownership interest in the 35,600,000 shares of the Company's common stock outstanding as of December 18, 2012.

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

Mr. Tang Xu, director, loaned $9,800 to the Company during the period ended September 30, 2010, which is unsecured, with no specific terms of repayment. The amount due the director is $38,730 and $38,750 at September 30, 2012 and September 30, 2011, respectively. #9

On April 7, 2011, we executed an asset purchase agreement (the "Agreement") with Catalyst Capital Group, Inc., whereby Catalyst Capital Group, Inc. was provided with 5,000,000 restricted common shares of our company and a one-time payment of $50,000 plus 15/16th of any excess total rehabilitation cost associated with Well #6,payable to Catalyst capital Group, Inc, pursuant to the terms listed in the Agreement.

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

Exhibit 10 Material Contract. Catalyst Capital Group Promissory Note

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

Dated: May 3, 2013

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Tang Xu

Name: Tang Xu

Title: Director, Principal Executive Officer Principal Financial Officer and Principal Accounting Officer

Dated: May 3, 2013

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

F-1

------------------------------------------------------------------

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Breezer Ventures Inc.

(A Development Stage Company)

We have audited the accompanying balance sheets of Breezer Ventures Inc. (A development stage company) as of September 30, 2012 and 2011, and the related statements of operations, stockholders' equity and cash flows for each of the two years then ended and for the cumulative period from October 1, 2008 to September 30, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The cumulative data for the period from May 18, 2005 (inception) through September 30, 2008, was audited by other auditors whose reports expressed an unqualified opinion on this data.

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

See accompanying summary of accounting policies and notes to financial statements

Breezer Ventures Inc.
(A Development Stage Company)
Statements of Operation
(Unaudited)
(Expressed in U.S. Dollars)

			From May 19, 2005
	Year Ended	Year Ended	(Inception) to
	September 30, 2012	September 30, 2011	September 30, 2012 Unaudited

General and Administration Expenses
Consulting and Professional fees	30,061	31,690	119,716
Training Costs	-	-	5,000
Management Fees	-	-	6,000
Office Expense	-	250	250
Rent	-	-	44,000
Depreciation	-	1,444	17,500
Other	-	-	4,366
Interest	3,098	3,136	13,778
	33,159	36,520	210,610

Net Loss for the period	(33,159)	(36,520)	(210,610)

Net Loss per Common Share	(0.00)	(0.00)
Basic and diluted

Per Share Information
Weighted Average Number of Common Shares Outstanding
Basic and diluted	35,600,000	35,600,000

See accompanying summary of accounting policies and notes to financial statements

Breezer Ventures Inc.
(A Development Stage Company)
Statements of Cash Flow
(Unaudited )
(Expressed in U.S. Dollars)

			From May 19, 2005
	For the Year Ended	For the Year Ended	(Inception) to
	September 30, 2012	September 30, 2011	September 30, 2012 Unaudited

Cash Flows from Operating Activities
Net Loss for the Period	$(33,159)	(36,520)	$(210,610)
Adjustments to reconcile net loss to cash used in operating activities	-	-	-
Depreciation	-	1,444
Imputed Interest on shareholder advances	3,098	3,136	13,778
Changes in:	-	-	-
Due from Shareholder	-	-	-
Accounts Payable and Accured Liabilities	30,061	48,784	105,685
Net Cash Flows Used in Operating Activities	-	16,844	(91,147)
	-	-
Cash Flows from Investing Activities	-	-
Investment in Oil Lease	-	(72,094)	-
Purchase of assets	-	-	-
Net Cash Flows Used in Investing Activities	-	(72,094)	-
	-	-
Cash Flows from Financing Activities	-	-
Advances from Related Party		50,000
Advances from Shareholders	-	(20)	38,730
Issuance of Common Stock	-	5,000	-
Net Cash Flows Provided from Financing Activities	-	54,980	38,730
	-	-
Net Increase (Decrease) in Cash	-	(270)	-

Cash and Cash Equivalents, Beginning of Period	-	270	-
Cash and Cash Equivalents, End of Period	-	(0)	-

Supplementary Information

Taxes Paid	-	-	-
Interest Paid	-	-	-

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

As consideration, Catalyst Capital Group, Inc. was provided with 5,000,000 restricted common shares of our company and a one-time payment of $50,000 plus 15/16th of any excess total rehabilitation cost associated with Well #6,payable to Catalyst capital Group, Inc, pursuant to the terms listed in the Agreement.

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