Form 10-Q
period 2013-03-31
Breezer Ventures Inc.
filed 2013-05-20
CIK 1337182

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-Q

x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

As of May 20, 2013, the Issuer had 35,600,000 shares of its Common Stock outstanding.

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

2

--------------------------------------------------------------------------------

PART I FINANCIAL INFORMATION

Breezer Ventures Inc.
(A Development Stage Company)
Balance Sheet
(Expressed in U.S. Dollars)

	March 31, 2012	September 30, 2012
	(Unaudited)	(Audited)

ASSETS
Current Assets
Cash and Cash Equivalents	$ -	$ -
Investment in Oil Lease	72,094	72,094
Receivable due to officer	-	-
Total Current Assets	72,094	72,094

Property Plant and Equipment
Furniture and Equipment
Accumulated Depreciation
	-	-

TOTAL ASSETS	$ 72,094	$72,094

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable and Accured Liabilities	100,978	$117,696
Advances from related party	118,730	88,730
TOAL CURRENT LIABILITIES	219,708	206,426

Stockholder's Deficit
Preferred Stock, $0.001 par value, 50,000,000 shares authorized, None issued and outstanding
Common Stock, $0.001 par value, 100,000,0000 shares
authorized 35,600,000 issued and outstanding	35,600	35,600
Additional Paid-In Capital	65,196	63,628
(Deficit) accumulated during the development stage	(248,410)	(233,560)

Total Stockholders' Deficit	(147,614)	(134,332)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 72,094	$72,094

See accompanying summary of accounting policies and notes to financial statements

Breezer Ventures Inc.
(A Development Stage Company)
Statements of Operation
(Unaudited)
(Expressed in U.S. Dollars)

					From May 19, 2005
	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended	(Inception) to
	March 31, 2013	March 31, 2012	March 31, 2013	March 31, 2012	March 31, 2013

General and Administration Expenses
Consulting and Professional fees	5,400	3,154	13,281	$ 5,154	132,998
Training Costs	-	-	-	-	5,000	-
Management Fees	-	-	-	-	6,000	-
Office Expense	-	-	-	-	250
Rent	-		-	-	44,000
Depreciation	-	-	-	-	17,500
Other	-	-	-	-	4,366
Interest	784	784	1,568	1,568	15,346
	6,184	3,938	14,849	6,722	225,460

Net Loss for the period	(6,184)	(3,938)	(14,849)	(6,722)	(225,460)

Net Loss per Common Share	(0.00)	(0.00)	(0.00)	(0.00)
Basic and diluted

Per Share Information
Weighted Average Number of Common Shares Outstanding
Basic and diluted	35,600,000	35,600,000	35,600,000	30,600,000

See accompanying summary of accounting policies and notes to financial statements

Breezer Ventures Inc.
(A Development Stage Company)
Statements of Cash Flow
(Unaudited )
(Expressed in U.S. Dollars)

			From May 19, 2005
	For the Six Months Ended	For the Six Months Ended	(Inception) to
	March 31, 2013	March 31, 2012	March 31, 2013

Cash Flows from Operating Activities
Net Loss for the Period	$(6,164)	(6,722)	$(225,440)
Adjustments to reconcile net loss to cash used in operating activities	-	-	-
Depreciation	-	-	-
Imputed Interest on shareholder advances	1,568	1,568	15,346
Changes in:	-	-	-
Due from Shareholder	-	-	-
Due to Catalyst	-	-	50,000
Accounts Payable and Accured Liabilities	4,596	5,154	80,958
Net Cash Flows Used in Operating Activities	-	-	(79,136)
	-
Cash Flows from Investing Activities	-
Investment in Oil Lease	-	-	(72,094)
Purchase of assets	-	-	-
Net Cash Flows Used in Investing Activities	-		(72,094)
	-
Cash Flows from Financing Activities	-	-
Additional Paid in Capital	-	-
Advances from Shareholders	-	-	118,730
Issuance of Common Stock	-		62,500
Net Cash Flows Provided from Financing Activities	-	-	181,230
	-
Net Increase (Decrease) in Cash	-	-	30,000

Cash and Cash Equivalents, Beginning of Period	-	-	-
Cash and Cash Equivalents, End of Period	-	-	30,000

Supplementary Information

Taxes Paid	-	-	-
Interest Paid	-	-	-

See accompanying summary of accounting policies and notes to financial statements

NOTES TO FINANCIAL STATEMENTS

Note	1 Incorporation and Operating Activities

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of March 31, 2013 and 2012, there were no cash equivalents.

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

The Company reviews the carrying values of its oil lease rights whenever events or changes in circumstances indicate that their carrying values may exceed their estimated net recoverable amounts. An impairment loss is recognized when the carrying value of those assets is not recoverable and exceeds its fair value. As of March 31, 2013, management has determined that there is no impairment in value for the purchase of the oil lease right purchased in April 2011.

At such time as commercial production may commence, depletion of each oil lease will be provided on a unit-of-production basis using estimated proven and probable recoverable reserves as the depletion base. In cases where there are no proven or probable reserves, depletion will be provided on the straight-line basis over the expected economic life of the oil lease.

The Company had no operating properties at March 31, 2013, but the Company’s oil leases will be subject to standards for oil lease reclamation that is established by various governmental agencies. For these non-operating leases, the Company accrues costs associated with environmental remediation obligations when it is probable that such costs will be incurred and they are reasonably estimable. Costs of future expenditures for environmental remediation are not discounted to their present value. Such costs are based on management's current estimate of amounts that are expected to be incurred when the remediation work is performed within current laws and regulations.

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

The company's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. Since inception, the Company has accumulated losses aggregating to $225,460 and has insufficient working capital to meet operating needs for the next twelve months as of March 31, 2013, all of which raise substantial doubt about the company's ability to continue as a going concern.

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

  The 5,000,000 shares issues to Catalyst were issued at par value which equates to a value of $5,000

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

The Company has tax losses, which may be applied against future taxable income.  The potential tax benefits arising from these loss carry forwards expire between 2025 and 2028 and are offset by a valuation allowance due to the uncertainty of profitable operations in the future. The net operating loss carry forward was $225, 460 and $184,173 at March 31, 2013 and 2012, respectively.

F-10

Note	7 Related Party Transaction

Catalyst Capital Group Inc. loaned $50,000 to the Company during the period ended September 30, 2011, which is unsecured, with no specific terms of repayment. The Director of the company has also loans outstanding from the company for the following amounts: $88,730 and $38,730 at March 31, 2013 and September 30, 2012, respectively. Imputed interest at 8% and is calculated on the director's loans and has been included as an increase to additional paid in capital in the amount of $784 and $1,568 for the period ended March 31, 2013 and 2012 respectively.

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

The Company incurred general and administration expenses of $14,849 for the six months ended March 31, 2013. For the six months ended March 31, 2012, the Company experienced general and administration expenses of $6,722. Since the Company's inception, the Company has incurred total general and administration expenses of $225,460. The majority of the expenses incurred by the Company have been related to the Company's offices and expenses related to maintaining the Company's status as a publicly reporting company, including legal, accounting and filing fees.

For the six months ended March 31, 2013, the Company experienced a net loss of $14,849.

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

During the six months period ended March 31, 2013, the Company satisfied its working capital needs from loans from its Director. As of March 31, 2013, the Company has cash on hand in the amount of $0. Management does not expect that the current level of cash on hand will be sufficient to fund our operation for the next twelve month period. We may also be able to obtain more future loans from our shareholders, but there are no agreements or understandings in place currently.

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

Off Balance Sheet Arrangements

As of March 31, 2013 we did not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Date: May 20, 2013

10