Form 10-K
period 2013-09-30
Breezer Ventures Inc.
filed 2014-01-13
CIK 1337182

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, DC 20549

FORM 10-K

x ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: September 30, 2013

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: The Issuer had 35,600,000 shares of Common Stock, par value $.001, outstanding as of January 10, 2014.

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

Research and Development

We have not spent any funds to date on research and development, and we have not yet determined our anticipated spending on research and development activities for the fiscal year ending September 30, 2013.

Compliance with Environmental Laws

The costs and effects of compliance with federal, state and local environmental laws were not material to our business during the fiscal year ended September 30, 2013. At the present time, we have not yet determined what the costs of such compliance will be for the current fiscal year.

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

As of January 9, 2014, there were 34 stockholders of record of the Company's Common Stock. As of such date, 35,600,000 common shares were issued and outstanding.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

The following sets forth information pertaining to all securities of the Company sold within the past four years which were not registered under the Securities Act of 1933, as amended. In the three years ended September 30, 2013, September 30, 2012 and September 30, 2011 no unregistered securities were sold or issued by the Company.

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

Our expenses were $31,801 and $33,159 for the years ended September 30, 2013 and 2012, respectively. The main expenses were consulting and professional fees of $28,703 and interest expense in the amount of $3,098 for the year ended September 30, 2103, as compared to consulting and professional fees of $30,061 and interest expense in the amount of $3,098 for the year ended September 30, 2102, respectively.

The Company has tax losses, which may be applied against future taxable income. The potential tax benefits arising from these loss carry forwards expire between 2025 and 2028 and are offset by a valuation allowance due to the uncertainty of profitable operations in the future. The net operating loss carry forward was $265,361 and $233,560 at September 30, 2013 and 2012, respectively.

Liquidity and Capital Resources

Cash Requirements

During June and July of 2005, we received initial funding through the sale of common stock to investors. From inception through the date of this filing, we have had no material operating activities. The Company's total current assets as of September 30, 2013 included a cash balance of $0. We anticipate that our current cash balance will not satisfy our cash needs for the following twelve-month period. There can be no assurance that we will be successful in finding financing, or even if financing is found, that we will be successful in proceeding with profitable operations.

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

Our auditors have issued a going concern opinion for the year ended September 30, 2013. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any significant revenues and no significant revenues are anticipated until our commercial operations begin.

Our company’s operations have been funded through an equity financing and a series of debt transactions, primarily with shareholders, directors, and officers of our company. These related party debt transactions have operated as informal lines of credit since the inception of our company, and related parties have extended credit as needed which our company has repaid at its convenience. We anticipate that we will incur operating losses in the foreseeable future and we believe we will need additional cash to support our daily operations while we are attempting to execute our business plan and produce revenues. If our related parties are unable or unwilling to provide additional capital, we would likely require financing from third parties. There can be no assurance that any additional financing will be available to us, on terms we believe to be favorable or at all. The inability to obtain additional capital would have a material adverse effect on our operations and financial condition and could force us to curtail or discontinue operations entirely and/or file for protection under bankruptcy laws.

---------------------------------------------------------------------

As of September 30, 2013, our total assets were $72,094, which represented no change from our total assets of $72,094 as of September 30, 2012. Our total current liabilities as of September 30, 2013 were $235,130, which represented an increase from our total current liabilities of $206,426 as of September 30, 2012. The Company has experienced a net loss of $31,801 and $33,159 for the years ended September 30, 2013 and 2012, respectively, and a net loss of $265,361 for the period from May 18, 2005 (Inception) to September 30, 2013.

The Company has experience a net cash flows used in operating activities of $40,768 and net cash flows provided by financing activities of $40,768 for the fiscal year ended September 30, 2013. Net cash flows provided by financing activities resulted from advances from related parties in the amount of $40.768 for the fiscal year ended September 30, 2013.

The Company has working capital deficit of $235,129 at September 30, 2013 as compared to $206,426 at September 30, 2012.

Critical Accounting Policies

Refer to Footnote #2 of Financial Statements incorporated in this Report.

Purchase of Significant Equipment

As of the end of the period covered by this Report, we did not intend to purchase any significant equipment over the twelve months ending September 30, 2013.

Employees

Currently our only employee is our sole officer and director. We do not expect any material changes in the number of employees over the next 12 month period; however, this may change depending on the business model we may adopt. We may outsource contract employment as needed.

Off Balance Sheet Arrangements

As of September 30, 2013, we did not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We did not have any operations which implicated market risk as of the end of the latest fiscal year.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required to be filed pursuant to this Item 8 begin on page F-1 of this report.

-------------------------------------------------------------------

ITEM 9: CONTROLS AND PROCEDURES

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

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended). In fulfilling this responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management's authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2013. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. Our management has concluded that, as of September 30, 2013, our internal control over financial reporting is not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles.

Management concluded that the following three deficiencies are considered material weaknesses in internal controls:

- Failure to properly record negative cash balance as a current liability

- Failure to properly classify cash balance as other asset as cash was not maintained in bank account

- Failure to properly record accrued expenses such as audit fees and consulting services related to fiscal year ending September 30, 2013.

- Failure to properly disclose an Oil Lease exchange agreement entered by the Company in the footnote

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

Changes in Internal Control Over Financial Reporting

There was no change in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended September 30, 2013 that has materially affected or is reasonably likely to materially affect the Company's internal control over financial reporting.

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

None.

---------------------------------------------------------------------

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CORPORATE GOVERNANCE

The following table presents information with respect to our sole officer, director and significant employee as of January9, 2014:

Name: Tang Xu

Age: 49

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

Summary Compensation Table
					Long Term Compensation
	Annual Compensation				Awards		Payouts

Name and Principal Position	Year (1)	Salary($)	Bonus ($)	Restricted Stock Award(s) ($)	Option Awards ($)	Non-Equity Incentive Plan and Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)
Tang Xu	2013	0	0	0	0	0	0	0
	2012	0	0	0	0	0	0	0
	2011	0	0	0	0	0	0	0
(2) President, Treasurer, Secretary, Director. Chief Executive Officer	2010	0	0	0	0	0	0	0
							0
Shawn Sim (3) Former President, Secretary , Chief Executive Officer	2009	0	0	0	0	0	0	0
Huaiqian Zhang (4) Former President, Chief Executive Officer, Secretary, Treasurer	2009	0	0	0	0	0	0	0
Wei Xue Feng (5) Former President, Secretary, Treasurer, Chief Executive Officer	2009	0	0	0	0	0	0	0
	2008	0	0	0	0	0	0	0
Angeni Singh (6) Former President, Secretary and Treasurer	2008	0	0	0	0	0	0	0

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

Outstanding Equity Awards at Fiscal Year-End

As at September 30, 2013, there were no unexercised options or stock that had not vested in regards to our executive officers, and there were no equity incentive plan awards for our executive officers during the year ended September 30, 2013.

Options Grants in the Year Ended September 30, 2013

During the year ended September 30, 2013, no stock options were granted to our executive officers.

Aggregated Options Exercised in the Year Ended September 30, 2013 and Year End Option Values

There were no stock options exercised during the year ended September 30, 2013 and no stock options held by our executive officers at the end of the year ended September 30, 2013.

Repricing of Options/SARS

We did not reprice any options previously granted to our executive officers during the year ended September 30, 2013.

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

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of the close of business on January 9, 2014, the total number of shares owned beneficially by the Company's directors, officers and key employees, and any person (including any group) who is known to the Company to be the beneficial owner of more than five percent of any class of the Company's voting securities. Except as otherwise indicated below, each person named has sole voting and investment power with respect to the shares indicated. The percentage of ownership set forth below reflects each holder's ownership interest in the 35,600,000 shares of the Company's common stock outstanding as of January 9, 2014.

--------------------------------------------------------------------

Amount and Nature of Beneficial Ownership

	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percentage of Class
Five Percent Stockholder’s	Angeni Singh (1)	20,000,000	56.2%
	Catalyst Capital Group Address: 2498 West 41st, #232, Vancouver, BC, Canada, V6M2A7 Voting Power vests with Dave Wong	5,000,000	14.0%
Executive Officers and Directors	Tang Xu, Chief Executive Officer, President, Treasurer, Secretary and Director (1)	0	0%
All officers and directors as group (1 person)	N/A	0	0%

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

Certain Relationships and Related Transactions

Refer to Item 13: Certain relationships and related transactions and director independence of this Report.

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

--------------------------------------------------------------------

Transactions with Independent Directors

Refer to Item 13: Certain relationships and related transactions and director independence of this Report.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Transactions with related persons.

Mr. Tang Xu, sole director, President, Treasurer, Secretary, Chief Executive Officer of the Company has advanced $38,730 to the Company for working capital in prior years. The amount is unsecured, non-interest bearing, and with no specific terms of repayment. The amount remains outstanding as of September 30, 2013.

Catalyst Capital Group, a shareholder and consultant of the Company, has loaned $50,000 to the Company for the acquisition of Oil Lease Agreement and advanced $20,000 to the Company as working capital. Catalyst Capital Group also provided consulting services to the Company with an outstanding accounts payable balance of $20,768 as of September 30, 2013.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed by our principal accountants, Jimmy P. Lee, CPA, P.C. for the audit of the Company's annual financial statements and review of financial statements included in the Company's Form 10-Qs or services in connection with statutory and regulatory engagements for the fiscal year ended September 30, 2012 was $2,100.

The aggregate fees billed by our principal accountants, Kenne Ruan, CPA, P.C. for the audit of the Company's annual financial statements and review of financial statements included in the Company's Form 10-Qs or services in connection with statutory and regulatory engagements for the fiscal year ended September 30, 2012 was $2,000.

Audit-Related Fees

The aggregate fees billed by Jimmy P. Lee, CPA, P.C. for audit related services for the fiscal year ended September 30, 2013, and which are not disclosed in "Audit Fees" above, were $0.

The aggregate fees billed by Kenne Ruan, CPA, P.C. for audit related services for the fiscal year ended September 30, 2012, and which are not disclosed in "Audit Fees" above, were $0.

Tax Fees

The aggregate fees billed by Jimmy P. Lee, CPA, P.C. for tax compliance, tax advice and tax planning for the fiscal year ended September 30, 2013 was $0.

The aggregate fees billed by Kenne Ruan, CPA, P.C for tax compliance, tax advice and tax planning for the fiscal year ended September 30, 2012 was $0.

All Other Fees

The aggregate fees billed by the Company's principal accountants, Jimmy P. Lee, CPA, P.C. for services other than those described above, for the year ended September 30, 2013 was $0.

The aggregate fees billed by the Company's principal accountant, Kenne Ruan, CPA, P.C for services other than those described above, for the year ended September 30, 2012 was $0.

Audit Committee Pre-Approval Policies

Our Board of Directors reviewed the audit and non-audit services rendered by Jimmy P. Lee, CPA P.C. during the fiscal year ended September 30, 2013 and concluded that such services were compatible with maintaining the auditors' independence. All audit and non-audit services performed by our independent accountants are pre-approved by our Board of Directors to assure that such services do not impair the auditors' independence from us.

Our Board of Directors reviewed the audit and non-audit services rendered by Kenne Ruan, CPA, P.C. during the fiscal year ended September 30, 2012 and concluded that such services were compatible with maintaining the auditors' independence. All audit and non-audit services performed by our independent accountants are pre-approved by our Board of Directors to assure that such services do not impair the auditors' independence from us.

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

Dated: January 13, 2014

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Tang Xu

Name: Tang Xu

Title: Director, Principal Executive Officer Principal Financial Officer and Principal Accounting Officer

Dated: January 13, 2014

--------------------------------------------------------------------------------

Breezer Ventures Inc.

(A Development Stage Company)

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm F-2

Balance Sheets for the fiscal years ended September 30, 2013 and 2012 F-4

Statements of Operations for the fiscal year ended September 30, 2013 and 2012 and the period from May 18, 2005 (inception) through September 30, 2013 F-5

Statements of Cash Flows for the fiscal year ended September 30, 2013 and 2012 and the period from May 18, 2005 (inception) through September 30, 2013 F-6

Statements of Stockholder's Equity (Deficit) for the period from May 18, 2005 (inception) through September 30, 2013 F-7

Notes to Financial Statements F-8

F-1

------------------------------------------------------------------

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Breezer Ventures Inc.

(A Development Stage Company)

We have audited the accompanying balance sheets of Breezer Ventures Inc. as of September 30, 2013, and the related statements of operation, stockholders’ equity, and cash flows for the year then ended September 30, 2013; and for the period from May 19, 2005 (inception) to September 30, 2013. Breezer Ventures Inc’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Breezer Ventures Inc. as of September 30, 2012, were audited by other auditors whose report dated December 18, 2012, expressed an unqualified opinion on those statements.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about `whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Breezer Ventures Inc. as of September 30, 2013, and the results of its operations and its cash flows for the year then ended September 30, 2013 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has incurred accumulated deficits of $265,361 as of September 30, 2013. The Company incurred a net loss of $31,801 and $33,159 for the years ended September 30, 2013 and 2012, respectively. The Company’s ability to continue as a going concern is dependent upon its ability to raise additional funds through the issuance of equity securities, through loans or debt financings. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning this matter are also described in Note 3. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Jimmy P. Lee, CPA P.C.

Jimmy P. Lee CPA P.C.

Astoria, New York

January 10, 2014

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

/s/Kenne Ruan, CPA, P.C.

Woodbridge, Connecticut

December 18, 2012

Breezer Ventures Inc.
(A Development Stage Company)
Balance Sheet

	September 30, 2013	September 30, 2012

ASSETS

Investment in Oil Lease	$ 72,094	$ 72,094

TOTAL ASSETS	$ 72,094	$ 72,094

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable and Accrued Liabilities	$ 105,631	$ 117,696
Due to related parties	129,498	88,730
TOAL CURRENT LIABILITIES	235,129	206,426

Commitments & Contingencies	-	-

Stockholder's Deficit
Preferred Stock, $0.001 par value, 50,000,000 shares authorized, None issued and outstanding
Common Stock, $0.001 par value, 100,000,0000 shares
authorized 35,600,000 issued and outstanding	35,600	35,600
Additional Paid-In Capital	66,726	63,628
(Deficit) accumulated during the development stage	(265,361)	(233,560)

Total Stockholders' Deficit	(163,035)	(134,332)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 72,094	$ 72,094

See accompanying summary of accounting policies and notes to financial statements

Breezer Ventures Inc.
(A Development Stage Company)
Statements of Operation

			From May 19, 2005
	For the Year Ended	For the Year Ended	(Inception) to
	September 30, 2013	September 30, 2012	September 30, 2013

Revenues	$ -	$ -	$ -

Expenses
Consulting and Professional fees	28,703	30,061	170,123
Training Costs	-	-	5,000
Management Fees	-	-	6,000
Office Expense	-	-	250
Rent	-	-	44,000
Depreciation	-	-	17,500
Other	-	-	4,366
Interest	3,098	3,098	18,122
Total Expenses	31,801	33,159	265,361

Loss before Income Tax Expense	-	-	-

Income Tax Expense	-	-	-

Net Loss for the period	(31,801)	(33,159)	(265,361)

Net Loss per Common Share	(0.00)	(0.00)
Basic and diluted

Per Share Information
Weighted Average Number of Common Shares Outstanding
Basic and diluted	35,600,000	35,600,000

See accompanying summary of accounting policies and notes to financial statements

Breezer Ventures Inc.
(A Development Stage Company)
Statements of Cash Flow

			From May 19, 2005
	For the Year Ended	For the Year Ended	(Inception) to
	September 30, 2013	September 30, 2012	September 30, 2013

Cash Flows from Operating Activities
Net Loss for the Period	$(31,801)	(33,159)	$(265,361)
Adjustments to reconcile net loss to cash used in operating activities	-	-	-
Depreciation	-	-	17,500
Imputed Interest on shareholder advances	3,098	3,098	16,876
Shares issued for investment	-	-	5,000
Changes in:	-	-	-
Accounts Payable and Accrued Liabilities	(12,065)	30,061	105,631
Net Cash Flows Used in Operating Activities	(40,768)	-	(120,354)

Cash Flows from Investing Activities
Investment in Oil Lease	-	-	(72,094)
Purchase of fixed assets	-	-	(17,500)
Net Cash Flows Used in Investing Activities	-	-	(89,594)

Cash Flows from Financing Activities
Advances from Related Parties	40,768	-	129,498
Issuance of Common Stock	-	-	80,450
Net Cash Flows Provided from Financing Activities	40,768	-	209,948

Net Increase (Decrease) in Cash	-	-	-

Cash and Cash Equivalents, Beginning of Period	-	-	-
Cash and Cash Equivalents, End of Period	-	-	-

Supplementary Information

Taxes Paid	-	-	-
Interest Paid	-	-	-

See accompanying summary of accounting policies and notes to financial statements

Breezer Ventures Inc.
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)
From May 18, 2005 (Inception) to September 30, 2013

	Common Stock	Common Stock	Additional	Deficit Accumulated During the	Total Stockholders'
	Shares	Amount	Paid In Capital	Development Stage	Equity (Deficit)

Balances - May 18, 2005	-	$ -	$ -	$ -	$ -

Founder's shares issued	5,000,000	5,000	-	-	5,000
Shares issued for cash	2,650,000	2,650	49,850	-	52,500

Net Loss	-	-	-	(36,871)	(36,871)

Balance, September 30, 2005	7,650,000	7,650	49,850	(36,871)	20,629

Net Loss	-	-	-	(23,688)	(23,688)

Balances - September 30, 2006	7,650,000	7,650	49,850	(60,559)	(3,059)

Imputed interest on shareholder loan			1,055		1,055

Net Loss	-	-	-	(23,267)	(23,267)

Balances - September 30, 2007	7,650,000	7,650	50,905	(83,826)	(25,271)

Imputed interest on shareholder loan			1,915		1,915

Net Loss	-	-	-	(31,168)	(31,168)

Balances - September 30, 2008	7,650,000	7,650	52,820	(114,994)	(54,524)

Issuance of stock dividend	22,950,000	22,950		(22,950)
Imputed interest on shareholder loan			1,438		1,438

Net Loss	-	-	-	(13,664)	(13,664)

Balances - September 30, 2009	30,600,000	30,600	54,258	(151,608)	(66,750)

Imputed interest on shareholder loan			3,136		3,136

Net Loss				(12,273)	(12,273)

Balances-September 30, 2010	30,600,000	30,600	57,394	(163,881)	(75,887)

Shares issued for investment into oil lease	5,000,000	5,000			5,000

Imputed interest on shareholder loan			3,136		3,136

Net Loss				(36,520)	(36,520)

Balances-September 30, 2011	35,600,000	35,600	60,530	(200,401)	(104,271)

Imputed interest on shareholder loan			3,098		3,098

Net Loss				(33,159)	(33,159)

Balances-September 30, 2012	35,600,000	35,600	63,628	(233,560)	(134,332)

Imputed interest on shareholder loan			3,098		3,098

Net Loss				(31,801)	(31,801)

Balances-September 30, 2013	35,600,000	$ 35,600	$ 66,726	$ (265,361)	$ (163,035)

Breezer Ventures Inc.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

Note 1	Incorporation and Operating Activities

Breezer Ventures Inc. (the “Company” or “Breezer”) was incorporated on May 18, 2005, under the laws of the State of Nevada, U.S.A. Operations, as a development stage company started on that date.

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

Revenue Recognition

Revenue is recognized when it is realized or realizable and earned. Breezer considers revenue realized or realizable and earned when persuasive evidence of an arrangement exists, services have been provided, and collectability is reasonably assured. The Company has not commenced any operations since inception to generate any revenues.

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

Reclassification

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation. These reclassifications had no effect on reported net income or losses.

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

F-8

Fair Value of Financial Instruments

The respective carrying value of certain on-balance sheet financial instruments approximate their fair values.  These financial statements include cash, receivables, advance receivable, cheques issued in excess of cash, accounts payable and property obligations payable.  Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.  Unless otherwise noted, fair values were assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of September 30, 2013 and 2012, there were no cash equivalents.

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

The Company reviews the carrying values of its oil lease rights whenever events or changes in circumstances indicate that their carrying values may exceed their estimated net recoverable amounts. An impairment loss is recognized when the carrying value of those assets is not recoverable and exceeds its fair value. As of September 30, 2013, management has determined that there is no impairment in value for the purchase of the oil lease right purchased in April 2011.

At such time as commercial production may commence, depletion of each oil lease will be provided on a unit-of-production basis using estimated proven and probable recoverable reserves as the depletion base. In cases where there are no proven or probable reserves, depletion will be provided on the straight-line basis over the expected economic life of the oil lease.

The Company had no operating properties at September 30, 2013, but the Company’s oil leases will be subject to standards for oil lease reclamation that is established by various governmental agencies. For these non-operating leases, the Company accrues costs associated with environmental remediation obligations when it is probable that such costs will be incurred and they are reasonably estimable. Costs of future expenditures for environmental remediation are not discounted to their present value. Such costs are based on management's current estimate of amounts that are expected to be incurred when the remediation work is performed within current laws and regulations.

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

The company's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. Since inception, the Company has accumulated losses aggregating to $265,361 and has insufficient working capital to meet operating needs for the next twelve months as of September 30, 2013, all of which raise substantial doubt about the company's ability to continue as a going concern.

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

At September 30, 2013, the investment in the oil lease was recorded at $72,094. This investment is comprised of $5,000 in common stock, a one-time payment of $50,000 plus $17,094 in rehabilitation costs associated with well #6. The total purchase price paid is $55,000.

On July 24, 2012, the Company entered into an agreement with Firecreek Global Inc. to exchange its entire interest in Well #6 for an undivided 13/16th interest in Wells #27 and #30 and to Firecreek Global, Inc.'s right, title and interest in and to the following (based on Firecreek Global, Inc.'s 93.75% working interest (for depths above 100 feet below the top of the Ellenburger Formation) and 70.341796% net revenue interest in the ElmaJackson oil and gas; (i) together with the proration units designated for such wells by the Texas Railroad Commission and the rights and appurtenances incident to such well (such well and the associated proration units and rights and appurtenances, arising from the working Interests, hereinafter referred to as the "Initial Well"); (ii) Firecreek's rights in, to and under, and obligations arising from, agreements relating to the Lease to the extent the same are applicable to the Initial Well; (iii) Firecreek's interest in fixtures and personal property used solely in connection with the operation of the Initial Well; and (iv) Firecreek's interest in books, files, data and records in Seller's possession to the extent the same relate to the Initial Well provided that possession of same will remain with Firecreek; and the right and option based on certain terms and conditions to acquire a 13/16th interest in and rehabilitate certain other wells.. This was a straight exchange with no further consideration changing hands.

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

The Company has tax losses, which may be applied against future taxable income.  The potential tax benefits arising from these loss carry forwards expire between 2025 and 2028 and are offset by a valuation allowance due to the uncertainty of profitable operations in the future. The net operating loss carry forward was $265,361 and $233,560 at September 30, 2013 and 2012, respectively.

F-10

Note 7	Related Party Transaction

Due to the issuance of 5,000,000 shares to Catalyst Capital Group Inc during the period ended September 30, 2011, Catalyst Capital Group Inc is considered a related-person as defined in Instruction 1.b.i to item 404(a) of Regulation S-K. As of September 30, 2103, the outstanding balance owed by the Company to Catalyst Capital Group was $70,000 which is unsecured and due on demand with no interest bearing. Catalyst Capital Group has loaned $50,000 to the Company for the acquisition of Oil Lease Agreement (Refer to Note 4) and advanced $20,000 to the Company as working capital. In addition, the Company has an outstanding accounts payable balance of $20,768 owed to Catalyst Capital Group for consulting services performed as of September 30, 2013.

As of September 30, 2013, the outstanding balance owed by the Company to Mr. Tang Xu, CEO of the Company, was $38,730 for working capital purposes. Imputed interest at 8% in the amount of $3,098 and $3,098 has been included as an increase to additional paid in capital for the period ended September 30, 2013 and 2012, respectively.