Form 10-K/A
period 2013-09-30
Breezer Ventures Inc.
filed 2014-02-19
CIK 1337182

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

Large Accelerated Filer o Accelerated Filer o Non-Accelerated Filer o Smaller Reporting Company x

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes No x

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. As of March 31, 2013, the aggregate value of voting and non-voting common equity held by non-affiliates was $838,400.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: The Issuer had 35,600,000 shares of Common Stock, par value $.001, outstanding as of January 10, 2014.

Explanatory Note: This amendment to Form 10-K Period ended September 30, 2013 is filed because the XBRL files (interactive data) were not included in the initial filing.

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