Form 10-Q
period 2013-12-31
Breezer Ventures Inc.
filed 2014-02-19
CIK 1337182

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-Q

x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

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

As of February 18, 2014, the Issuer had 35,600,000 shares of its Common Stock outstanding.

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

2

--------------------------------------------------------------------------------

PART I FINANCIAL INFORMATION

Breezer Ventures Inc.
(A Development Stage Company)
Balance Sheet
As at December 31, 2013 and September 30, 2013

		December 31, 2013		September 30, 2013
		(Unaudited)		(Audited)

	ASSETS
Current Assets
Cash and Cash Equivalents		$-		$-

Total Current Assets		-		-

Property Plant and Equipment
Furniture and Equipment		17,500		17,500
Accumulated Depreciation		(17,500)		(17,500)
Property Plant and Equipment, net		-		-

Investment in Oil Lease		72,094		72,094

TOTAL ASSETS		72,094		72,094

	LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable and Accrued Liabilities		106,481		105,631
Due to Related Parties		129,498		129,498
TOTAL CURRENT LIABILITIES		235,979		235,129

Commitments & Contingencies		-		-

Stockholders' Deficit
Preferred Stock, $0.001 par value, 50,000,000 shares authorized,
None issued and outstanding		-		-
Common Stock, $0.001 par value, 100,000,0000 shares
authorized 35,600,000 shares issued and outstanding		35,600		35,600
Additional Paid-In Capital		67,510		66,726
(Deficit) accumulated during the development stage		(266,995)		(265,361)

Total Stockholders' Deficit		(163,885)		(163,035)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT		$72,094		$72,094

See accompanying summary of accounting policies and notes to financial statements
Breezer Ventures Inc.
(A Development Stage Company)
Statements of Operation
For the Three Months Ended December 31, 2013 and 2012
From May 19, 2005 (Inception) to December 31, 2013
(Unaudited)

	For the Three	For the Three	From May 19, 2005
	Months Ended	Months Ended	(Inception) to
	December 31, 2013	December 31, 2012	December 31, 2013

General and Administration Expenses
Consulting and Professional fees	$850	$7,882	$170,973
Training Costs	-	-	5,000
Management Fees	-	-	6,000
Office Expense	-	-	250
Rent	-	-	44,000
Depreciation	-	-	17,500
Other	-	-	4,366
Interest	784	784	18,906
	1,634	8,666	266,995

Net Loss for the period	$(1,634)	$(8,666)	$(266,995)

Net Loss per Common Share
Basic and diluted	$(0.00)	$(0.00)

Per Share Information
Weighted Average Number of Common Shares Outstanding
Basic and diluted	35,600,000	35,600,000

See accompanying summary of accounting policies and notes to financial statements
Breezer Ventures Inc.
(A Development Stage Company)
Statements of Cash Flow
For the Three Months Ended December 31, 2013 and 2012
From May 19, 2005 (Inception) to December 31, 2013
(Unaudited)

		For the Three		For the Three	From May 19, 2005
		Months Ended		Months Ended	(Inception) to
		December 31, 2013		December 31, 2012	December 31, 2013

Cash Flows from Operating Activities
Net loss for the Period		$(1,634)		$(8,666)	$(266,995)
Adjustments to reconcile net loss to cash used in operating activities
Depreciation		-		-	17,500
Imputed Interest on shareholder advances		784		784	17,660
Shares issued for investment					5,000
Changes in:
Accounts Payable and Accrued Liabilities		850		7,882	106,481
Net Cash Flows Used in Operating Activities		-		-	(120,354)

Cash Flows from Investing Activities
Investment in Oil Lease		-		-	(72,094)
Purchase of assets		-		-	(17,500)
Net Cash Flows Used in Investing Activities		-			(89,594)

Cash Flows from Financing Activities
Due to Catalyst		-		-
Advances from Related Parties				-	129,498
Issuance of Common Stock		-		-	80,450
Net Cash Flows Provided from Financing Activities		-		-	209,948
		-
Net Increase (Decrease) in Cash		-		-	-

Cash and Cash Equivalents, Beginning of Period		-		-	-
Cash and Cash Equivalents, End of Period		$-		$-	$-

Supplementary Information

Taxes Paid		$-		$-	$-
Interest Paid		$-		$-	$-

See accompanying summary of accounting policies and notes to financial statements

NOTES TO FINANCIAL STATEMENTS

Note	1 Incorporation and Operating Activities

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

Interim Financial Statements

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and should be read in conjunction with the Company’s audited financial statements and footnotes thereto for the year ended September 30, 2013, included in the Company’s Form 10-K. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The financial statements reflect all adjustments (consisting primarily of normal recurring adjustments) that are, in the opinion of management necessary for a fair presentation of the Company’s financial position and results of operations. The operating results for the three months ended December 31, 2013 are not necessarily indicative of the results to be expected for any other interim period of a future year.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of December 31, 2013 and 2012, there were no cash equivalents.

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

The Company reviews the carrying values of its oil lease rights whenever events or changes in circumstances indicate that their carrying values may exceed their estimated net recoverable amounts. An impairment loss is recognized when the carrying value of those assets is not recoverable and exceeds its fair value. As of December 31, 2013, management has determined that there is no impairment in value for the purchase of the oil lease right purchased in April 2011.

At such time as commercial production may commence, depletion of each oil lease will be provided on a unit-of-production basis using estimated proven and probable recoverable reserves as the depletion base. In cases where there are no proven or probable reserves, depletion will be provided on the straight-line basis over the expected economic life of the oil lease.

The Company had no operating properties at December 31, 2013, but the Company’s oil leases will be subject to standards for oil lease reclamation that is established by various governmental agencies. For these non-operating leases, the Company accrues costs associated with environmental remediation obligations when it is probable that such costs will be incurred and they are reasonably estimable. Costs of future expenditures for environmental remediation are not discounted to their present value. Such costs are based on management's current estimate of amounts that are expected to be incurred when the remediation work is performed within current laws and regulations.

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

The Company's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. Since inception, the Company has accumulated losses aggregating to $266,995 and has insufficient working capital to meet operating needs for the next twelve months as of December 31, 2013, all of which raise substantial doubt about the company's ability to continue as a going concern.

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

  The 5,000,000 shared issues to Catalyst were issued at par value which equates to a value of $5,000

 Catalyst Capital Group Inc. loaned $50,000 to the Company during the period ended September 30, 2011, which is unsecured, with no specific terms of repayment.

 At December 31, 2013 the investment in the oil lease was recorded at $72,094. This investment is comprised of $5,000 in common stock, a one-time payment of $50,000 plus $17,094 in rehabilitation costs associated with well #6. The total purchase price paid is $55,000.

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

The Company has tax losses, which may be applied against future taxable income.  The potential tax benefits arising from these loss carry forwards expire between 2025 and 2028 and are offset by a valuation allowance due to the uncertainty of profitable operations in the future. The net operating loss carry forward was $266,995 as of December 31, 2013, respectively.

F-10

Note	7 Related Party Transaction

Due to the issuance of 5,000,000 shares to Catalyst Capital Group Inc. during the period ended September 30, 2011, Catalyst Capital Group Inc. is considered a related-person as defined in Instruction 1.b.i to item 404(a) of Regulation S-K. As of September 30, 2103, the outstanding balance owed by the Company to Catalyst Capital Group was $70,000 which is unsecured and due on demand with no interest bearing. Catalyst Capital Group has loaned $50,000 to the Company for the acquisition of Oil Lease Agreement (Refer to Note 4) and advanced $20,000 to the Company as working capital. In addition, the Company has an outstanding accounts payable balance of $20,768 owed to Catalyst Capital Group for consulting services performed as of September 30, 2013.

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

Because we have not yet determined what the Company's business operations will be, we cannot estimate what competitive conditions we will face, what products we will sell and how we will distribute them, the raw materials we may require, the number or nature of our customers or the impact of future government regulation on our business.

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

The Company incurred general and administration expenses of $1,634 for the three months ended December 31, 2013. For the three months ended December 31, 2012, the Company experienced general and administration expenses of $8,666. Since the Company's inception, the Company has incurred total general and administration expenses of $266,995. The majority of the expenses incurred by the Company have been related to the Company's offices and expenses related to maintaining the Company's status as a publicly reporting company, including legal, accounting and filing fees.

For the three months ended December 31, 2013, the Company experienced a net loss of $1,634.

Should the Company commence operations in the near future, its expenses are anticipated to increase considerably.

Liquidity and capital resources

As of December 31, 2-13, our total assets were $72,094, which represented no change from our total assets of $72,094 as of September 30, 2013. Our total current liabilities as of December 31, 2013 were $235,979, which represented an increase from our total current liabilities of $235,129 as of September 30, 2013. The Company has experienced a net loss of $1,634 and $8,666 for the three months ended December 31, 2013 and 2012, respectively, and a net loss of $266,995 for the period from May 18, 2005 (Inception) to December 31, 2013.

The Company has earned no revenues since its inception. From inception until the date of this filing, we have had no material operating activities. Our current cash balance as of the date of this Report is $nil. We anticipate that our current cash balance will not satisfy our cash needs for the following twelve-month period. There can be no assurance that we will be successful in finding financing, or even if financing is found, that we will be successful in commencing operations.

During the three months period ended December 31, 2013, the Company satisfied its working capital needs from increased accounts payable and liabilities. As of December 31, 2013, the Company has cash on hand in the amount of $nil. Management does not expect that the current level of cash on hand will be sufficient to fund our operation for the next twelve month period. We may also be able to obtain more future loans from our shareholders, but there are no agreements or understandings in place currently.

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

Off Balance Sheet Arrangements

As of December 31, 2013 we did not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Changes in Internal Control over Financial Reporting

In addition, our management with the participation of our Principal Executive Officer and Principal Financial Officer have determined that no change in our internal control over financial reporting occurred during or subsequent to the quarter ended December 31, 2013 that has materially affected, or is (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Securities Exchange Act of 1934) reasonably likely to materially affect, our internal control over financial reporting.

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

Date: February 19, 2014

10