Form 10-Q
period 2014-03-31
Breezer Ventures Inc.
filed 2014-05-15
CIK 1337182

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-Q

x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

As of May 14, 2014, the Issuer had 35,600,000 shares of its Common Stock outstanding.

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

2

--------------------------------------------------------------------------------

PART I FINANCIAL INFORMATION

Breezer Ventures Inc.
(A Development Stage Company)
Balance Sheet
As at March 31, 2014 and September 30, 2013
(Expressed in U.S. Dollars)

		March 31, 2014		September 30, 2013
		(Unaudited)		(Audited)

	ASSETS
Current Assets
Cash and Cash Equivalents		$ -		$ -

Total Current Assets		-		-

Investment in Oil Lease		72,094		72,094

TOTAL ASSETS		72,094		72,094

	LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable and Accrued Liabilities		106,431		105,631
Due to Related Parties		131,098		129,498
TOTAL CURRENT LIABILITIES		237,529		235,129

Stockholder's Deficit
Preferred Stock, $0.001 par value, 50,000,000 shares authorized, None issued and outstanding
Common Stock, $0.001 par value, 100,000,0000 shares
authorized 35,600,000 issued and outstanding		35,600		35,600
Additional Paid-In Capital		68,294		66,726
(Deficit) accumulated during the development stage		(269,329)		(265,361)

Total Stockholders' Deficit		(165,435)		(163,035)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT		$ 72,094	$	$ 72,094

See accompanying summary of accounting policies and notes to financial statements

Breezer Ventures Inc.
(A Development Stage Company)
Statements of Operation
For Three Months and Six Month Ended as March 31, 2014 and 2013
and From May 19, 2005 (Inception) to March 31, 2014
(Expressed in U.S. Dollars)
(Unaudited)

					From May 19, 2005
	For Three months Ended	For Three months Ended	For Six months Ended	For Six months Ended	(Inception) to
	March 31, 2014	March 31, 2013	March 31, 2014	March 31, 2013	March 31, 2014

General and Administration Expenses
Consulting and Professional fees	$ 1,550	$ 5,400	$ 2,400	$ 13,281	$ 172,523
Training Costs	-	-	-	-	5,000
Management Fees	-	-	-	-	6,000
Office Expense	-	-	-	-	250
Rent	-	-	-	-	44,000
Depreciation	-	-	-	-	17,500
Other	-	-	-	-	4,366
Interest	784	784	1,568	1,530	19,690
Total Expenses	2,334	6,184	3,968	14,811	269,329

Net Loss for the period	$ (2,334)	$ (6,184)	$ (3,968)	$ (14,811)	$ (269,329)

Net Loss per Common Share	(0.00)	(0.00)	(0.00)	(0.00)
Basic and diluted

Per Share Information
Weighted Average Number of Common Shares Outstanding
Basic and diluted	35,600,000	35,600,000	35,600,000	35,600,000

See accompanying summary of accounting policies and notes to financial statements

Breezer Ventures Inc.
(A Development Stage Company)
Statements of Cash Flow
For Six months ended March 31, 2014 and 2013
and From May 19, 2005 (Inception) to March 31, 2014
(Unaudited)

			From May 19, 2005
	For the Six Months Ended	For the Six Months Ended	(Inception) to
	March 31, 2014	March 31, 2013	March 31, 2014

Cash Flows from Operating Activities
Net Loss for the Period	$ (3,968)	$ (14,811)	$ (269,329)
Adjustments to reconcile net loss to cash used in operating activities
Depreciation	-	-	17,500
Imputed Interest	1,568	1,530	18,444
Shares issued for investment			5,000
Changes in:
Accounts Payable and Accrued Liabilities.	800	13,281	106,431
Net Cash Flows Used in Operating Activities	(1,600)	-	(121,954)

Cash Flows from Investing Activities
Investment in Oil Lease	-	-	(72,094)
Purchase of assets	-	-	(17,500)
Net Cash Flows Used in Investing Activities	-		(89,594)

Cash Flows from Financing Activities
Advances from Related Parties	1,600	-	131,098
Issuance of Common Stock	-		80,450
Net Cash Flows Provided from Financing Activities	1,600	-	211,548

Net Increase (Decrease) in Cash	-	-	-

Cash and Cash Equivalents, Beginning of Period	-	-	-
Cash and Cash Equivalents, End of Period	$ -	$ -	$ -

Supplementary Information

Taxes Paid	$ -	$ -	$ -
Interest Paid	$ -	$ -	$ -

See accompanying summary of accounting policies and notes to financial statements

Breezer Ventures Inc.

NOTES TO FINANCIAL STATEMENTS

March 31, 2014

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

Interim Financial Statements

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and should be read in conjunction with the Company’s audited financial statements and footnotes thereto for the year ended September 30, 2013, included in the Company’s Form 10-K. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The financial statements reflect all adjustments (consisting primarily of normal recurring adjustments) that are, in the opinion of management necessary for a fair presentation of the Company’s financial position and results of operations. The operating results for the six months ended March 31, 2014 are not necessarily indicative of the results to be expected for any other interim period of a future year.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of March 31, 2014 and March 31, 2013, there were no cash equivalents.

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

The Company reviews the carrying values of its oil lease rights whenever events or changes in circumstances indicate that their carrying values may exceed their estimated net recoverable amounts. An impairment loss is recognized when the carrying value of those assets is not recoverable and exceeds its fair value. As of March 31, 2014, management has determined that there is no impairment in value for the purchase of the oil lease right purchased in April 2011.

At such time as commercial production may commence, depletion of each oil lease will be provided on a unit-of-production basis using estimated proven and probable recoverable reserves as the depletion base. In cases where there are no proven or probable reserves, depletion will be provided on the straight-line basis over the expected economic life of the oil lease.

The Company had no operating properties at March 31, 2014, but the Company’s oil leases will be subject to standards for oil lease reclamation that is established by various governmental agencies. For these non-operating leases, the Company accrues costs associated with environmental remediation obligations when it is probable that such costs will be incurred and they are reasonably estimable. Costs of future expenditures for environmental remediation are not discounted to their present value. Such costs are based on management's current estimate of amounts that are expected to be incurred when the remediation work is performed within current laws and regulations.

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

The Company's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. Since inception, the Company has accumulated losses aggregating to $269,329 and has insufficient working capital to meet operating needs for the next twelve months as of March 31, 2014, all of which raise substantial doubt about the company's ability to continue as a going concern.

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

 At March 31, 2014 the investment in the oil lease was recorded at $72,094. This investment is comprised of $5,000 in common stock, a one-time payment of $50,000 plus $17,094 in rehabilitation costs associated with well #6. The total purchase price paid is $55,000.

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

The Company has tax losses, which may be applied against future taxable income.  The potential tax benefits arising from these loss carry forwards expire between 2025 and 2028 and are offset by a valuation allowance due to the uncertainty of profitable operations in the future. The net operating loss carry forward was $269,329 as of March 31, 2014, respectively.

F-10

Note7    Related Party Transaction

Due to the issuance of 5,000,000 shares to Catalyst Capital Group Inc. during the period ended September 30, 2011, Catalyst Capital Group Inc. is considered a related-person as defined in Instruction 1.b.i to item 404(a) of Regulation S-K. As of September 30, 2103, the outstanding balance owed by the Company to Catalyst Capital Group was $70,000 which is unsecured and due on demand with no interest bearing. Catalyst Capital Group has loaned $50,000 to the Company for the acquisition of Oil Lease Agreement (Refer to Note 4) and advanced $20,000 to the Company as working capital. The total amount owed to Catalyst Capital Group is $92,368 as a loan payable as at March 31, 2014.

As of March 31, 2014, the outstanding balance owed by the Company to Mr. Tang Xu, CEO of the Company, was $38,730 for working capital purposes. Imputed interest at 8% in the amount of $784 for the three months ended March 31, 2014 and $1,568 for the six months ended March 31, 2014, respectively has been included as an increase to additional paid in capital.

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

The Company incurred general and administration expenses of $3,968 for the six months ended March 31, 2014. For the six months ended March 31, 2013, the Company experienced general and administration expenses of $14,811.

The Company incurred general and administration expenses of $2,334 for the three months ended March 31, 2014. For the three months ended March 31, 2013, the Company experienced general and administration expenses of $6,184.

Since the Company's inception, the Company has incurred total general and administration expenses of $269,329. The majority of the expenses incurred by the Company have been related to the Company's offices and expenses related to maintaining the Company's status as a publicly reporting company, including legal, accounting and filing fees.

For the six months ended March 31, 2014, the Company experienced a net loss of $3,968.

Should the Company commence operations in the near future, its expenses are anticipated to increase considerably.

Liquidity and capital resources

As of March 31, 2014, our total assets were $72,094, which represented no change from our total assets of $72,094 as of September 30, 2013. Our total current liabilities as of March 31, 2014 were $237,529, which represented an increase from our total current liabilities of $235,129 as of September 30, 2013. The Company has experienced a net loss of $3,968 and $14,811 for the six months ended March 31, 2014 and 2013, respectively, and a net loss of $269,329 for the period from May 18, 2005 (Inception) to March 31, 2014.

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

During the six months period ended March 31, 2014, the Company satisfied its working capital needs from increased accounts payable and liabilities and advances by related parties. As of March 31, 2014, the Company has cash on hand in the amount of $nil. Management does not expect that the current level of cash on hand will be sufficient to fund our operation for the next twelve month period. We may also be able to obtain more future loans from our shareholders, but there are no agreements or understandings in place currently.

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

Off Balance Sheet Arrangements

As of March 31, 2014 we did not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Changes in Internal Control over Financial Reporting

In addition, our management with the participation of our Principal Executive Officer and Principal Financial Officer have determined that no change in our internal control over financial reporting occurred during or subsequent to the quarter ended March 31, 2014  that has materially affected, or is (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Securities Exchange Act of 1934) reasonably likely to materially affect, our internal control over financial reporting.

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

Date: May 14, 2014

10