Form 10-Q
period 2014-06-30
Breezer Ventures Inc.
filed 2014-08-18
CIK 1337182

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-Q

x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of August 18, 2014, the Issuer had 35,600,000 shares of its Common Stock outstanding.

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

2

--------------------------------------------------------------------------------

PART I FINANCIAL INFORMATION

Breezer Ventures Inc.
(A Development Stage Company)
Balance Sheet
As at June 30, 2014 and September 30, 2013
(Expressed in U.S. Dollars)

		June 30, 2014		September 30, 2013
		(Unaudited)		(Audited)

	ASSETS
Current Assets
Cash and Cash Equivalents		$ -		$ -

Total Current Assets		-		-

Investment in Oil Lease		72,094		72,094

TOTAL ASSETS		72,094		72,094

	LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable and Accrued Liabilities		107,506		105,631
Due to Related Parties		131,098		129,498
TOAL CURRENT LIABILITIES		238,604		235,129

Stockholder's Deficit
Preferred Stock, $0.001 par value, 50,000,000 shares authorized, None issued and outstanding
Common Stock, $0.001 par value, 100,000,0000 shares
authorized 35,600,000 issued and outstanding		35,600		35,600
Additional Paid-In Capital		69,078		66,726
(Deficit) accumulated during the development stage		(271,188)		(265,361)

Total Stockholders' Deficit		(166,510)		(163,035)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT		$ 72,094	$	$ 72,094

See accompanying summary of accounting policies and notes to financial statements

Breezer Ventures Inc.
(A Development Stage Company)
Statements of Operation
For Three Months and Nine Month Ended as June 30, 2014 and 2013
and From May 19, 2005 (Inception) to June 30, 2014
(Expressed in U.S. Dollars)
(Unaudited)

					From May 19, 2005
	For Three months Ended	For Three months Ended	For Nine months Ended	For Nine months Ended	(Inception) to
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013	June 30, 2014

General and Administration Expenses
Consulting and Professional fees	$ 1,075	$ 8,422	$ 3,475	$ 21,703	$ 173,598
Training Costs	-	-	-	-	5,000
Management Fees	-	-	-	-	6,000
Office Expense	-	-	-	-	250
Rent	-	-	-	-	44,000
Depreciation	-	-	-	-	17,500
Other	-	-	-	-	4,366
Interest	784	784	2,352	2,314	20,474
Total Expenses	1,859	9,206	5,827	24,017	271,188

Net Loss for the period	$ (1,859)	$ (9,206)	$ (5,827)	$ (24,017)	$ (271,188)

Net Loss per Common Share	(0.00)	(0.00)	(0.00)	(0.00)
Basic and diluted

Per Share Information
Weighted Average Number of Common Shares Outstanding
Basic and diluted	35,600,000	35,600,000	35,600,000	35,600,000

See accompanying summary of accounting policies and notes to financial statements

Breezer Ventures Inc.
(A Development Stage Company)
Statements of Cash Flow
For the Nine months ended June 30, 2014 and 2013
and From May 19, 2005 (Inception) to June 30, 2014
(Unaudited)

			From May 19, 2005
	For the Nine Months Ended		(Inception) to
	June 30, 2014	June 30, 2013	June 30, 2014

Cash Flows from Operating Activities
Net Loss for the Period	$ (5,827)	$ (24,017)	$ (271,188)
Adjustments to reconcile net loss to cash used in operating activities
Depreciation	-	-	17,500
Imputed Interest	2,352	2,314	19,228
Shares issued for investment			5,000
Changes in:
Accounts Payable and Accrued Liab.	1,875	(8,297)	107,506
Net Cash Flows Used in Operating Activities	(1,600)	(30,000)	(121,954)

Cash Flows from Investing Activities
Investment in Oil Lease	-	-	(72,094)
Purchase of assets	-	-	(17,500)
Net Cash Flows Used in Investing Activities	-		(89,594)

Cash Flows from Financing Activities
Advances from Related Parties	1,600	30,000	131,098
Issuance of Common Stock	-		80,450
Net Cash Flows Provided from Financing Activities	1,600	30,000	211,548

Net Increase (Decrease) in Cash	-	-	-

Cash and Cash Equivalents, Beginning of Period	-	-	-
Cash and Cash Equivalents, End of Period	$ -	$ -	$ -

Supplementary Information

Taxes Paid	$ -	$ -	$ -
Interest Paid	$ -	$ -	$ -

See accompanying summary of accounting policies and notes to financial statements

NOTES TO FINANCIAL STATEMENTS

June 30, 2014

Note	1 Incorporation and Operating Activities

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of June 30, 2014 and 2013, there were no cash equivalents.

Property, Plant and Equipment

Property, plant and equipment consist of furniture and equipment recorded at cost, with amortization provided over the estimated useful life of the asset, 5 years, straight-line.

Recent Accounting Pronouncements

In June 2014, the FASB issued ASU No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation. The amendments in this Update remove the definition of a development stage entity from the Master Glossary of the Accounting Standards Codification, thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP. For public business entities, those amendments are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein. Early application of each of the amendments is permitted for any annual reporting period or interim period for which the entity’s financial statements have not yet been issued (public business entities) or made available for issuance (other entities). Upon adoption, entities will no longer present or disclose any information required by Topic 915.

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

The Company reviews the carrying values of its oil lease rights whenever events or changes in circumstances indicate that their carrying values may exceed their estimated net recoverable amounts. An impairment loss is recognized when the carrying value of those assets is not recoverable and exceeds its fair value. As of June 30, 2014, management has determined that there is no impairment in value for the purchase of the oil lease right purchased in April 2011.

At such time as commercial production may commence, depletion of each oil lease will be provided on a unit-of-production basis using estimated proven and probable recoverable reserves as the depletion base. In cases where there are no proven or probable reserves, depletion will be provided on the straight-line basis over the expected economic life of the oil lease.

The Company had no operating properties at June 30, 2014, but the Company’s oil leases will be subject to standards for oil lease reclamation that is established by various governmental agencies. For these non-operating leases, the Company accrues costs associated with environmental remediation obligations when it is probable that such costs will be incurred and they are reasonably estimable. Costs of future expenditures for environmental remediation are not discounted to their present value. Such costs are based on management's current estimate of amounts that are expected to be incurred when the remediation work is performed within current laws and regulations.

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

The Company's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. Since inception, the Company has accumulated losses aggregating to $271,188 and has insufficient working capital to meet operating needs for the next twelve months as of June 30, 2014, all of which raise substantial doubt about the company's ability to continue as a going concern.

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

The Company has tax losses, which may be applied against future taxable income.  The potential tax benefits arising from these loss carry forwards expire between 2025 and 2028 and are offset by a valuation allowance due to the uncertainty of profitable operations in the future. The net operating loss carry forward was $271,188 at June 30, 2014, respectively.

F-10

Note	7 Related Party Transaction

Due to the issuance of 5,000,000 shares to Catalyst Capital Group Inc during the period ended September 30, 2011, Catalyst Capital Group Inc is considered a related-person as defined in Instruction 1.b.i to item 404(a) of Regulation S-K (Refer to Note 4). As of June 30, 2014, the outstanding balance owed by the Company to Catalyst Capital Group was $70,000 which is unsecured and due on demand with no interest bearing. Catalyst Capital Group has loaned $50,000 to the Company for the acquisition of Oil Lease Agreement and advanced $20,000 to the Company as working capital. In addition, the Company has an outstanding accounts payable of $69,078  owed to Catalyst Capital Group for consulting services performed as of June 30, 2014.

As of June 30, 2014, Mr. Tang Xu, sole director of the Company has advanced various amounts to the Company for working capital purposes, the outstanding balance owed by the Company was $ 131,098 .

Imputed interest at 8% in the amount of $2,352 and $2,314 has been included as an increase to additional paid in capital for the nine months ended June 30, 2014 and 2013, respectively.

Note 8 Common Stock

On September 2, 2009, the Board of Directors of Breezer Ventures Inc. declared the payment of a stock dividend consisting of three (3) additional shares of the Company’s common stock for each one (1) share of the Company’s common stock held as of the record date. The record date will be September 14, 2009. Such stock dividend will be paid on September 15, 2009. Holders of fractions of shares of the Company’s common stock will receive a proportional number of shares rounded to the nearest whole share. In connection with this stock dividend, the ownership of stockholders possessing 7,650,000 shares of the Company’s Common Stock will be thereby be increased to 35,600,000 shares of common stock.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The Company incurred general and administration expenses of $5,827 for the nine months ended June 30, 2014. For the nine months ended June 30, 2013, the Company experienced general and administration expenses of $24,017.

Since the Company's inception, the Company has incurred total general and administration expenses of $271,188. The majority of the expenses incurred by the Company have been related to the Company's offices and expenses related to maintaining the Company's status as a publicly reporting company, including legal, accounting and filing fees.

For the nine months ended June 30, 2014, the Company experienced a net loss of $5,827.

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

During the nine months period ended June 30, 2014, the Company satisfied its working capital needs from loans from its Director. As of June 30, 2014, the Company has cash on hand in the amount of $0. Management does not expect that the current level of cash on hand will be sufficient to fund our operation for the next twelve month period. We may also be able to obtain more future loans from our shareholders, but there are no agreements or understandings in place currently.

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

Off Balance Sheet Arrangements

As of June 30, 2014 we did not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Changes in Internal Control over Financial Reporting

In addition, our management with the participation of our Principal Executive Officer and Principal Financial Officer have determined that no change in our internal control over financial reporting occurred during or subsequent to the quarter ended June 30, 2014 that has materially affected, or is (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Securities Exchange Act of 1934) reasonably likely to materially affect, our internal control over financial reporting.

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

Date: August 18, 2014

10