Form 10-K
period 2014-09-30
Breezer Ventures Inc.
filed 2015-01-14
CIK 1337182

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: September 30, 2014

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number: 333-129229

Breezer Ventures Inc.

(Exact Name of Registrant as Specified in its Charter)

Nevada

(State of other jurisdiction of incorporation or organization)

N/A

(IRS Employer Identification Number)

3943 Irvine Blvd. Unit 535 Irvine, CA 92602

(Address of principal executive offices)

949-419-6588

(Registrant's telephone number)

 ---------------------------------------------------

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act:

[ ]Yes [X]No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act:

[ ]Yes [X]No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

[X]Yes [ ]No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

[ ]Yes [X]No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K:

[ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

[ ] Large accelerated filer

[ ] Accelerated filer

[ ]Non-accelerated filer

[X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ]Yes [X]No

The aggregate value of voting and non-voting common equity of Breezer Ventures Inc. owned by non-affiliates as of January 13, 2015 was $124,600.

Number of shares of each class of Breezer Ventures Inc.’s stock outstanding as of January 13, 2015: 35,600,000 shares of Common Stock, par value $0.001.

--------------------------------------------------------------------------------

Breezer Ventures Inc.

(A Development Stage Company)

FORM 10-K

For the Fiscal Year ended September 30, 2014

TABLE OF CONTENTS

PART I

ITEM 1: BUSINESS 4

ITEM 1A: RISK FACTORS 5

ITEM 1B: UNRESOLVED STAFF COMMENTS 10

ITEM 2: PROPERTIES 10

ITEM 3: LEGAL PROCEEDINGS 10

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS 10

PART II

ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

ITEM 6: SELECTED FINANCIAL DATA

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ITEM 9: CONTROLS AND PROCEDURES

ITEM 9B: OTHER INFORMATION

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

ITEM 11: EXECUTIVE COMPENSATION

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

ITEM 14: PRINCIPAL ACCOUNTING FEES AND SERVICES

PART IV

ITEM 15: EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

SIGNATURES

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

--------------------------------------------------------------------

PART I

ITEM 1: BUSINESS

Introduction

Breezer Ventures Inc. was incorporated in the state of Nevada on May 18, 2005. To date, the Company has been actively involved in the exploration and development of oil and gas leases in the state of Texas.

Plan of Operations

The company's management has been actively pursuing acquisitions of oil leases in the United States specifically in the Fort Worth Basin area. The company has executed an asset purchase agreement (the "Agreement") with Catalyst Capital Group, Inc., a California corporation whereby pursuant to the terms and conditions of that Agreement we purchased Catalyst Capital Group Inc.'s undivided 13/16th interest in and to Firecreek Global, Inc.'s right, title and interest in and to the following based on Firecreek Global, Inc.'s 93.75% working interest (for depths above 100 feet below the top of the Ellenburger Formation) and 70.341796% net revenue interest in the ElmaJackson oil and gas. The Company believes that given the current demand for oil and pressure on the price this could be a very successful venture.

Currently in 2014, oil prices are approximately $75 per barrel and less than half of US oil consumption is imported. In 2014 70.5% of petroleum consumption in the U.S. was for transportation. Approximately 2/3 of transportation consumption was gasoline.

Crude oil is produced in 31 states and U.S. coastal waters. In 2014, 56% of U.S. crude oil production came from five states: Texas (26%) Alaska (10%) California (9%) North Dakota (7%) Oklahoma (4%). As of 2010, about one-third of U.S. crude oil was produced from wells located offshore in state and federally administered waters of the Gulf of Mexico. Although total U.S. crude oil production generally declined between 1985 and 2008, it has been increasing since 2008. More cost effective drilling technology has helped boost production, especially in North Dakota, Texas and the offshore Gulf of Mexico.

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

Compliance with Environmental Laws

The costs and effects of compliance with federal, state and local environmental laws were not material to our business during the fiscal year ended September 30, 2014. At the present time, we have not yet determined what the costs of such compliance will be for the current fiscal year.

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

You may also request a copy of our filings at no cost, by writing or telephoning us at:

Breezer Ventures Inc. 424 West Bakerview Road, Bellingham, Washington, 98226, telephone: 949-419-6588 Attention: Mr. Tang Xu

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

ITEM 1B: UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2: PROPERTIES

Our principal offices are located at 424 West Bakerview Road, Bellingham, Washington, 98226. We are presently utilizing office space provided at no cost by our sole officer and director. We believe that our office space and facilities are sufficient to meet our present needs.

ITEM 3: LEGAL PROCEEDINGS

There are no existing, pending or threatened legal proceedings involving Breezer Ventures Inc., or against any of our sole officer and director as a result of their involvement with the Company.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended September 30, 2014.

--------------------------------------------------------------------------------

PART II

ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) Market Information.

Our shares are traded on the over-the-counter bulletin board operated by the National Association of Securities Dealers, Inc. under the symbol "BRZV".

The high and low bid prices for our common stock for the past two years for the periods indicated below are as follows:

National Association of Securities Dealers OTC Bulletin Board(1)

Quarter Ended	High	Low

September 30, 2014	0.006	0.006
June 30, 2014	0.002	0.002
March 31, 2014	0.004	0.004
December 31, 2013	0.005	0.005
September 30, 2013	0.009	0.009
June 30, 2013	0.019	0.018
March 31, 2013	0.0125	0.0075
December 31, 2012	0.02	0.0075
September 30, 2012	0.005	0.005

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

As of September 30, 2014, 35,600,000 common shares were issued and outstanding.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

The following sets forth information pertaining to all securities of the Company sold within the past four years which were not registered under the Securities Act of 1933, as amended. In the three years ended September 30, 2014, September 30, 2013 and September 30, 2012 no unregistered securities were sold or issued by the Company.

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

Breezer Ventures Inc. was incorporated in the state of Nevada on May 18, 2005. Breezer Ventures Inc. was incorporated in the state of Nevada on May 18, 2005. To date, the Company has been actively involved in the exploration and development of oil and gas leases in the state of Texas.

As of the end of the period covered by this Report, our principal executive offices are located at 424 West Bakerview Road, Bellingham, Washington, 98226.

Our fiscal year end is September 30th.

Results of Operations

As of the date of this annual report, we have not generated any revenues from our business activities.

Our expenses were $9,109 and $31,801 for the years ended September 30, 2014 and 2013, respectively. The main expenses were consulting and professional fees of $5,973 and interest expense in the amount of $3,136 for the year ended September 30, 2014, as compared to consulting and professional fees of $28,703 and interest expense in the amount of $3,098 for the year ended September 30, 2013, respectively.

The Company has tax losses, which may be applied against future taxable income. The potential tax benefits arising from these loss carry forwards expire between 2025 and 2028 and are offset by a valuation allowance due to the uncertainty of profitable operations in the future. The net operating loss carry forward was $274,470 and $265,361 at September 30, 2014 and 2013, respectively.

Liquidity and Capital Resources

Cash Requirements

The Company's total current assets as of September 30, 2014 included a cash balance of $0. We anticipate that our current cash balance will not satisfy our cash needs for the following twelve-month period. There can be no assurance that we will be successful in finding financing, or even if financing is found, that we will be successful in proceeding with profitable operations.

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

Our auditors have issued a going concern opinion for the year ended September 30, 2014. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any significant revenues and no significant revenues are anticipated until our commercial operations begin.

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

As of September 30, 2014, our total assets were $72,094, which represented no change from our total assets of $72,094 as of September 30, 2013. Our total current liabilities as of September 30, 2014 were $ 241,102, which represented an increase from our total current liabilities of $235,129 as of September 30, 2013. The Company has experienced a net loss of $9,109 and $31,801 for the years ended September 30, 2014 and 2013, respectively, and a net loss of $274,470 for the period from May 18, 2005 (Inception) to September 30, 2014.

The Company has experience a net cash flows used in operating activities of $1,600 and net cash flows provided by financing activities of $1,600 for the fiscal year ended September 30, 2014. Net cash flows provided by financing activities resulted from advances from related parties in the amount of $1,600 for the fiscal year ended September 30, 2014.

The Company has working capital deficit of $169,008 at September 30, 2014 as compared to $163,035 at September 30, 2013.

Critical Accounting Policies

Refer to Footnote #2 of Financial Statements incorporated in this Report.

Purchase of Significant Equipment

As of the end of the period covered by this Report, we did not intend to purchase any significant equipment over the twelve months ending September 30, 2014.

Employees

Currently our only employee is our sole officer and director. We do not expect any material changes in the number of employees over the next 12 month period; however, this may change depending on the business model we may adopt. We may outsource contract employment as needed.

Off Balance Sheet Arrangements

As of September 30, 2014, we did not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended). In fulfilling this responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management's authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2014. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. Our management has concluded that, as of September 30, 2014, our internal control over financial reporting is not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles.

Management concluded that the following three deficiencies are considered material weaknesses in internal controls:

- Failure to properly record negative cash balance as a current liability

- Failure to properly classify cash balance as other asset as cash was not maintained in bank account

- Failure to properly record accrued expenses such as audit fees and consulting services related to fiscal year ending September 30, 2014.

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

Changes in Internal Control Over Financial Reporting

There was no change in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended September 30, 2014 that has materially affected or is reasonably likely to materially affect the Company's internal control over financial reporting.

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

None.

---------------------------------------------------------------------

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CORPORATE GOVERNANCE

The following table presents information with respect to our sole officer, director and significant employee as of September 30, 2014:

Name: Tang Xu

Age: 50

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

Section 16 (a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on our review of the copies of such forms we received, we believe that during the year ended September 30, 2014, all such filing requirements applicable to our officers and directors were complied with, except that reports were filed late by the following persons:

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

Code of Ethics

The Company has adopted code of ethics for all of the employees, directors and officers which has been filed with the U.S. Securities and Exchange Commission. The Company will provide to any person a copy of the Company's code of ethics, without charge, upon request. Requests may be mailed to the Company's offices at: 424 West Bakerview Road, Bellingham, Washington, 98226.

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

Summary Compensation Table
					Long Term Compensation
	Annual Compensation				Awards		Payouts

Name and Principal Position	Year (1)	Salary($)	Bonus ($)	Restricted Stock Award(s) ($)	Option Awards ($)	Non-Equity Incentive Plan and Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)
Tang Xu	2014	0	0	0	0	0	0
	2013	0	0	0	0	0	0	0
	2012	0	0	0	0	0	0	0
	2011	0	0	0	0	0	0	0
(2) President, Treasurer, Secretary, Director. Chief Executive Officer	2010	0	0	0	0	0	0	0
							0
Shawn Sim (3) Former President, Secretary , Chief Executive Officer	2009	0	0	0	0	0	0	0
Huaiqian Zhang (4) Former President, Chief Executive Officer, Secretary, Treasurer	2009	0	0	0	0	0	0	0
Wei Xue Feng (5) Former President, Secretary, Treasurer, Chief Executive Officer	2009	0	0	0	0	0	0	0
	2008	0	0	0	0	0	0	0
Angeni Singh (6) Former President, Secretary and Treasurer	2008	0	0	0	0	0	0	0

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

Outstanding Equity Awards at Fiscal Year-End

As at September 30, 2014, there were no unexercised options or stock that had not vested in regards to our executive officers, and there were no equity incentive plan awards for our executive officers during the year ended September 30, 2014.

Options Grants in the Year Ended September 30, 2014

During the year ended September 30, 2014, no stock options were granted to our executive officers.

Aggregated Options Exercised in the Year Ended September 30, 2014 and Year End Option Values

There were no stock options exercised during the year ended September 30, 2014 and no stock options held by our executive officers at the end of the year ended September 30, 2014.

Repricing of Options/SARS

We did not reprice any options previously granted to our executive officers during the year ended September 30, 2014.

Director Compensation

Directors of our Company may be paid for their expenses incurred in attending each meeting of the directors. In addition to expenses, directors may be paid a sum for attending each meeting of the directors or may receive a stated salary as director. No payment precludes any director from serving our Company in any other capacity and being compensated for such service. Members of special or standing committees may be allowed similar reimbursement and compensation for attending committee meetings. During the year ended September 30, 2014, we did not pay any compensation or grant any stock options to our directors.

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

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of the close of business on September 30, 2014, the total number of shares owned beneficially by the Company's directors, officers and key employees, and any person (including any group) who is known to the Company to be the beneficial owner of more than five percent of any class of the Company's voting securities. Except as otherwise indicated below, each person named has sole voting and investment power with respect to the shares indicated. The percentage of ownership set forth below reflects each holder's ownership interest in the 35,600,000 shares of the Company's common stock outstanding as of September 30, 2014.

Amount and Nature of Beneficial Ownership

	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percentage of Class
Five Percent Stockholder’s	Angeni Singh (1)	20,000,000	56.2%
	Catalyst Capital Group Address: 2498 West 41st, #232, Vancouver, BC, Canada, V6M2A7	5,000,000	14.0%
Executive Officers and Directors	N/A	0	0%
All officers and directors as group (1 person)	N/A	0	0%

The mailing address for each person is our address at 424 West Bakerview Road, Bellingham, Washington, 98226.

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

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Transactions with related persons.

Mr. Tang Xu, sole director, President, Treasurer, Secretary, Chief Executive Officer of the Company has advanced $38,730 to the Company for working capital in prior years. Imputed interest at 8% in the amount of $3,136 has been included as an increase to additional paid in capital for the period ended September 30, 2014. The amount remains outstanding as of September 30, 2014.

Catalyst Capital Group, a shareholder and consultant of the Company, has loaned $50,000 to the Company for the acquisition of Oil Lease Agreement and advanced $42,368 to the Company as working capital. Catalyst Capital Group also provided consulting services to the Company with an outstanding accounts payable balance of $92,368 as of September 30, 2014.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed by our principal accountants, Jimmy P. Lee, CPA, P.C. for the audit of the Company's annual financial statements and review of financial statements included in the Company's Form 10-Qs or services in connection with statutory and regulatory engagements for the fiscal year ended September 30, 2014 was $2,100.

Audit-Related Fees

The aggregate fees billed by Jimmy P. Lee, CPA, P.C. for audit related services for the fiscal year ended September 30, 2014, and which are not disclosed in "Audit Fees" above, were $0.

Tax Fees

The aggregate fees billed by Jimmy P. Lee, CPA, P.C. for tax compliance, tax advice and tax planning for the fiscal year ended September 30, 2014 was $0.

All Other Fees

The aggregate fees billed by the Company's principal accountants, Jimmy P. Lee, CPA, P.C. for services other than those described above, for the year ended September 30, 2014 was $0.

Audit Committee Pre-Approval Policies

Our Board of Directors reviewed the audit and non-audit services rendered by Jimmy P. Lee, CPA P.C. during the fiscal year ended September 30, 2014 and concluded that such services were compatible with maintaining the auditors' independence. All audit and non-audit services performed by our independent accountants are pre-approved by our Board of Directors to assure that such services do not impair the auditors' independence from us.

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

Dated: January 13, 2015

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Tang Xu

Name: Tang Xu

Title: Director, Principal Executive Officer Principal Financial Officer and Principal Accounting Officer

Dated: January 13, 2015

--------------------------------------------------------------------------------

Breezer Ventures Inc.

(A Development Stage Company)

For the Fiscal Year ended September 30, 2014

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

F-1

Balance Sheets for the fiscal years ended September 30, 2014 and 2013

F-2

Statements of Operations for the fiscal year ended September 30, 2014 and 2013 and the period from May 18, 2005 (inception) through September 30, 2014

F-3

Statements of Cash Flows for the fiscal year ended September 30, 2014 and 2013 and the period from May 18, 2005 (inception) through September 30, 2014

F-4

Statements of Stockholder's Equity (Deficit) for the period from May 18, 2005 (inception) through September 30, 2014

F-5

Notes to Financial Statements

F-6

------------------------------------------------------------------

 F-2

Breezer Ventures Inc.
(A Development Stage Company)
Balance Sheet
As at September 30, 2014 & 2013
(Expressed in U.S. Dollars)

		September 30, 2014		September 30, 2013
		(Unaudited)		(Audited)

	ASSETS
Current Assets
Cash and Cash Equivalents		$ -		$ -

Total Current Assets		-		-

Investment in Oil Lease		72,094		72,094

TOTAL ASSETS		72,094		72,094

	LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable and Accrued Liabilities		111,104		105,631
Due to Related Parties		131,098		129,498
TOAL CURRENT LIABILITIES		242,202		235,129

Stockholder's Deficit
Preferred Stock, $0.001 par value, 50,000,000 shares authorized, None issued and outstanding
Common Stock, $0.001 par value, 100,000,0000 shares
authorized 35,600,000 issued and outstanding		35,600		35,600
Additional Paid-In Capital		69,862		66,726
(Deficit) accumulated during the development stage		(275,570)		(265,361)

Total Stockholders' Deficit		(170,108)		(163,035)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT		$ 72,094	$	$ 72,094

See accompanying summary of accounting policies and notes to financial statements

 F-3

Breezer Ventures Inc.
(A Development Stage Company)
Statements of Operation
For Three Months and Year Ended as September 30, 2014 and 2013
and From May 19, 2005 (Inception) to September 30, 2014
(Expressed in U.S. Dollars)
(Unaudited)

					From May 19, 2005
	For Three months Ended	For Three months Ended	For Year Ended	For Year Ended	(Inception) to
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013	September 30, 2014

General and Administration Expenses
Consulting and Professional fees	$ 3,598	$ 7,000	$ 7,073	$ 28,703	$ 177,196
Training Costs	-	-	-	-	5,000
Management Fees	-	-	-	-	6,000
Office Expense	-	-	-	-	250
Rent	-	-	-	-	44,000
Depreciation	-	-	-	-	17,500
Other	-	-	-	-	4,366
Interest	784	784	3,136	3,098	21,258
Total Expenses	4,382	7,784	10,209	31,801	275,570

Net Loss for the period	$ (4,382)	$ (7,784)	$ (10,209)	$ (31,801)	$ (275,570)

Net Loss per Common Share	(0.00)	(0.00)	(0.00)	(0.00)
Basic and diluted

Per Share Information
Weighted Average Number of Common Shares Outstanding
Basic and diluted	35,600,000	35,600,000	35,600,000	35,600,000

See accompanying summary of accounting policies and notes to financial statements

F-4

Breezer Ventures Inc.
(A Development Stage Company)
Statements of Cash Flow
For Year ended September 30, 2014 and 2013
and From May 19, 2005 (Inception) to September 30, 2014
(Unaudited)

			From May 19, 2005
	For Year Ended		(Inception) to
	September 30, 2014	September 30, 2013	September 30, 2014

Cash Flows from Operating Activities
Net Loss for the Period	$ (10,209)	$ (31,801)	$ (275,570)
Adjustments to reconcile net loss to cash used in operating activities
Depreciation	-	-	17,500
Imputed Interest	3,136	3,098	20,012
Shares issued for investment			5,000
Changes in:
Accounts Payable and Accrued Liab.	5,473	(12,065)	111,104
Net Cash Flows Used in Operating Activities	(1,600)	(40,768)	(121,954)

Cash Flows from Investing Activities
Investment in Oil Lease	-	-	(72,094)
Purchase of assets	-	-	(17,500)
Net Cash Flows Used in Investing Activities	-		(89,594)

Cash Flows from Financing Activities
Advances from Related Parties	1,600	40,768	131,098
Issuance of Common Stock	-		80,450
Net Cash Flows Provided from Financing Activities	1,600	40,768	211,548

Net Increase (Decrease) in Cash	-	-	-

Cash and Cash Equivalents, Beginning of Period	-	-	-
Cash and Cash Equivalents, End of Period	$ -	$ -	$ -

Supplementary Information

Taxes Paid	$ -	$ -	$ -
Interest Paid	$ -	$ -	$ -

See accompanying summary of accounting policies and notes to financial statements

F-5

Breezer Ventures Inc.
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)
From May 19, 2005 (Inception) to September 30, 2014

	Common Stock	Common Stock	Additional	Deficit Accumulated During the	Total Stockholder's
	Shares	Amount	Paid In Capital	Development Stage	Equity (Deficit)

Balances - May 18, 2005	-	-	-	-	-

Founder's shares issued	5,000,000	5,000	-	-	5,000
Shares issued for cash	2,650,000	2,650	49,850	-	52,500

Net Loss	-	-	-	(36,871)	(36,871)

Balance, September 30, 2005	7,650,000	7,650	49,850	(36,871)	20,629

Net Loss	-	-	-	(23,688)	(23,688)

Balances - September 30, 2006	7,650,000	7,650	49,850	(60,559)	(3,059)

Imputed interest on shareholder loan			1,055		1,055

Net Loss	-	-	-	(23,267)	(23,267)

Balances - September 30, 2007	7,650,000	7,650	50,905	(83,826)	(25,271)

Imputed interest			1,915		1,915

Net Loss	-	-	-	(31,168)	(31,168)

Balances - September 30, 2008	7,650,000	7,650	52,820	(114,994)	(54,524)

Issuance of stock divident	22,950,000	22,950		(22,950)
Imputed interest			1,438		1,438

Net Loss	-	-	-	(13,664)	(13,664)

Balances - September 30, 2009	30,600,000	30,600	54,258	(151,608)	(66,750)

Imputed interest			3,136		3,136

Net Loss				(12,273)	(12,273)

Balances-September 30, 2010	30,600,000	30,600	57,394	(163,881)	(75,887)

Investment into oil lease	5,000,000	5,000			5,000

Imputed interest			3,136		3,136

Net Loss				(36,520)	(36,520)

Balances-September 30, 2011	35,600,000	35,600	60,530	(200,401)	(104,271)

Inputed interest on shareholder loan			3,098		3,098

Net Loss				(33,159)	(33,159)

Balances-September 30, 2012	35,600,000	35,600	63,628	(233,560)	(134,332)

Imputed interest			3,098		3,098

Net Loss				(31,801)	(31,801)

Balances-September 30, 2013	35,600,000	35,600	66,726	(265,361)	(163,035)

Imputed interest			3,136		3,136

Net Loss				(10,209)	(10,209)

Balances-September 30, 2014 (unaudited)	35,600,000	$ 35,600	$ 69,862	$ (275,570)	$ (170,108)

See accompanying summary of accounting policies and notes to financial statements

F-6

Breezer Ventures Inc.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of September 30, 2014 and 2013, there were no cash equivalents.

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

The Company reviews the carrying values of its oil lease rights whenever events or changes in circumstances indicate that their carrying values may exceed their estimated net recoverable amounts. An impairment loss is recognized when the carrying value of those assets is not recoverable and exceeds its fair value. As of September 30, 2014, management has determined that there is no impairment in value for the purchase of the oil lease right purchased in April 2011.

At such time as commercial production may commence, depletion of each oil lease will be provided on a unit-of-production basis using estimated proven and probable recoverable reserves as the depletion base. In cases where there are no proven or probable reserves, depletion will be provided on the straight-line basis over the expected economic life of the oil lease.

The Company had no operating properties at September 30, 2014, but the Company’s oil leases will be subject to standards for oil lease reclamation that is established by various governmental agencies. For these non-operating leases, the Company accrues costs associated with environmental remediation obligations when it is probable that such costs will be incurred and they are reasonably estimable. Costs of future expenditures for environmental remediation are not discounted to their present value. Such costs are based on management's current estimate of amounts that are expected to be incurred when the remediation work is performed within current laws and regulations.

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

The company's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. Since inception, the Company has accumulated losses aggregating to $275,570 and has insufficient working capital to meet operating needs for the next twelve months as of September 30, 2014, all of which raise substantial doubt about the company's ability to continue as a going concern.

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

The Company’s principal office is located at 424 West Bakerview Road, Bellingham, Washington, 98226 and is provided at no cost by our sole officer and director.

Note 6	Income Taxes

The Company has tax losses, which may be applied against future taxable income.  The potential tax benefits arising from these loss carry forwards expire between 2025 and 2028 and are offset by a valuation allowance due to the uncertainty of profitable operations in the future. The net operating loss carry forward was $275,570 and $265,361 at September 30, 2014 and 2013, respectively.

Note 7	Related Party Transaction

Due to the issuance of 5,000,000 shares to Catalyst Capital Group Inc during the period ended September 30, 2011, Catalyst Capital Group Inc is considered a related-person as defined in Instruction 1.b.i to item 404(a) of Regulation S-K. As of September 30, 2014, the outstanding balance owed by the Company to Catalyst Capital Group was $92,368 which is unsecured and due on demand with no interest bearing. Catalyst Capital Group has loaned $50,000 to the Company for the acquisition of Oil Lease Agreement (Refer to Note 4) and advanced $42,368 to the Company as working capital.

As of September 30, 2014, the outstanding balance owed by the Company to Mr. Tang Xu, CEO of the Company, was $38,730 for working capital purposes. Imputed interest at 8% in the amount of $3,136 and $3,098 has been included as an increase to additional paid in capital for the period ended September 30, 2014 and 2013, respectively.

Note 8 Subsequent Events

The Company sold their entire interests in the Elma Jackson Oil and Gas Leases for $95,000 pursuant to a buy-out agreement with Firecreek Global, Inc. on October 15, 2014.