Form 10-K/A
period 2014-09-30
Breezer Ventures Inc.
filed 2015-02-05
CIK 1337182

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, DC 20549

FORM 10-K/A -1

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

N/A

(IRS Employer Identification Number)

Room 1707, 17th Floor, CTS Center, 219 Zhong Shan Wu Road,

GuangZhou, F4 510030

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

As of January 13, 2015, the aggregate value of voting and non-voting common equity held by non-affiliates was $124,600.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

The Issuer had 35,600,000 shares of Common Stock, par value $.001, outstanding as of January 13, 2015.

Explanatory Note: This Amendment to the Company's Form 10-K for the fiscal year ended September 30, 2014 and filed with the Securities and Exchange Commission on January 13, 2015 is being filed with the Auditor's Report which was not attached to the original filing. The financial statements were revised to include an additional expense item of $320 and the amount of $108,754 was reclassified from Accounts Payable to Due to Related Parties. The impact of the changes affected the balance sheet, statements of loss and deficit, statements of cash flow, the statements of the stockholders' deficit and the notes to the financial statements. We have also amended ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

In addition, as required by Rule 12b-15 of the Securities Exchange Act of 1934, this Amendment contains new certifications by our Chief Executive Officer and our Chief Financial Officer, filed as exhibits hereto.

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

You may also request a copy of our filings at no cost, by writing or telephoning us at:

Breezer Ventures Inc. Room 1707, 17th Floor, CTS Center, 219 Zhong Shan Wu Road,

GuangZhou, F4 510030, telephone: 949-419-6588 Attention: Mr. Tang Xu

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

As of the end of the period covered by this Report, our principal executive offices are located at Room 1707, 17th Floor, CTS Center, 219 Zhong Shan Wu Road, GuangZhou, PR of China ,F4 510030.

Our fiscal year end is September 30th.

Results of Operations

As of the date of this annual report, we have not generated any revenues from our business activities.

Our expenses were $10,529 and $31,801 for the years ended September 30, 2014 and 2013, respectively. The main expenses were consulting and professional fees of $7,393 and interest expense in the amount of $3,136 for the year ended September 30, 2014, as compared to consulting and professional fees of $28,703 and interest expense in the amount of $3,098 for the year ended September 30, 2013, respectively.

The Company has tax losses, which may be applied against future taxable income. The potential tax benefits arising from these loss carry forwards expire between 2025 and 2028 and are offset by a valuation allowance due to the uncertainty of profitable operations in the future. The net operating loss carry forward was $275,890 and $265,361 at September 30, 2014 and 2013, respectively.

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

As of September 30, 2014, our total assets were $72,094, which represented no change from our total assets of $72,094 as of September 30, 2013. Our total current liabilities as of September 30, 2014 were $ 242,522, which represented an increase from our total current liabilities of $235,129 as of September 30, 2013. The Company has experienced a net loss of $10,529 and $31,801 for the years ended September 30, 2014 and 2013, respectively, and a net loss of $275,890 for the period from May 18, 2005 (Inception) to September 30, 2014.

The Company has experience a net cash flows used in operating activities of $110,354 and net cash flows provided by financing activities of $110,354 for the fiscal year ended September 30, 2014. Net cash flows provided by financing activities resulted from advances from related parties in the amount of $110,354 for the fiscal year ended September 30, 2014.

The Company has working capital deficit of $170,428 at September 30, 2014 as compared to $163,035 at September 30, 2013.

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

Code of Ethics

The Company has adopted code of ethics for all of the employees, directors and officers which has been filed with the U.S. Securities and Exchange Commission. The Company will provide to any person a copy of the Company's code of ethics, without charge, upon request. Requests may be mailed to the Company's offices at: Room 1707, 17th Floor, CTS Center, 219 Zhong Shan Wu Road, GuangZhou, P.R. of China, F4 510030.

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

The mailing address for each person is our address at Room 1707, 17th Floor, CTS Center, 219 Zhong Shan Wu Road, GuangZhou, P.R. of China, F4 510030.

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

Catalyst Capital Group, a shareholder and consultant of the Company, has loaned $50,000 to the Company for the acquisition of Oil Lease Agreement and advanced $151,122 to the Company as working capital. As of September 30, 2014, the outstanding balance owed by the Company to Catalyst Capital Group was $201,122 which is unsecured and due on demand with no interest bearing.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed by our principal accountants, Jimmy P. Lee, CPA, P.C. for the audit of the Company's annual financial statements and review of financial statements included in the Company's Form 10-Qs or services in connection with statutory and regulatory engagements for the fiscal year ended September 30, 2014 and 2013 was $4,200 and $2,100.

Audit-Related Fees

The aggregate fees billed by Jimmy P. Lee, CPA, P.C. for audit related services for the fiscal year ended September 30, 2014 and 2013, and which are not disclosed in "Audit Fees" above, were $0.

Tax Fees

The aggregate fees billed by Jimmy P. Lee, CPA, P.C. for tax compliance, tax advice and tax planning for the fiscal year ended September 30, 2014 and 2013 was $0.

All Other Fees

The aggregate fees billed by the Company's principal accountants, Jimmy P. Lee, CPA, P.C. for services other than those described above, for the year ended September 30, 2014 and 2013 was $0.

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

Dated: February 4, 2015

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Tang Xu

Name: Tang Xu

Title: Director, Principal Executive Officer Principal Financial Officer and Principal Accounting Officer

Dated: February 4, 2015

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

F-1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Breezer Ventures Inc.

(A Development Stage Company)

We have audited the accompanying balance sheets of Breezer Ventures Inc. as of September 30, 2014 and 2013, and the related statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the two-year period ended September 30, 2014. Breezer Ventures Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Breezer Ventures Inc. as of September 30, 2014 and 2013, and the results of its operations and its cash flows for each of the years in the two-year period ended September 30, 2014, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has incurred accumulated deficits of $275,890 as of September 30, 2014. The Company incurred a net loss of $10,529 and $31,801 for the years ended September 30, 2014 and 2013, respectively. The Company’s ability to continue as a going concern is dependent upon its ability to raise additional funds through the issuance of equity securities, through loans or debt financings. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning this matter are also described in Note 3. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Jimmy P. Lee, CPA P.C.

Jimmy P. Lee CPA P.C.

Astoria, New York

February 3, 2015

 F-2

Breezer Ventures Inc.
(A Development Stage Company)
Balance Sheet
As at September 30, 2014 & 2013
(Expressed in U.S. Dollars)

		September 30, 2014		September 30, 2013

	ASSETS
Current Assets
Cash and Cash Equivalents		$ -		$ -

Total Current Assets		-		-

Investment in Oil Lease		72,094		72,094

TOTAL ASSETS		72,094		72,094

	LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable and Accrued Liabilities		2,670		105,631
Due to Related Parties		239,852		129,498
TOAL CURRENT LIABILITIES		242,522		235,129

Commitments & Contingencies		-		-

Stockholder's Deficit
Preferred Stock, $0.001 par value, 50,000,000 shares authorized, None issued and outstanding
Common Stock, $0.001 par value, 100,000,0000 shares
authorized 35,600,000 issued and outstanding		35,600		35,600
Additional Paid-In Capital		69,862		66,726
(Deficit) accumulated during the development stage		(275,890)		(265,361)

Total Stockholders' Deficit		(170,428)		(163,035)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT		$ 72,094	$	$ 72,094

See accompanying summary of accounting policies and notes to financial statements

F-3

Breezer Ventures Inc.
(A Development Stage Company)
Statements of Operation
For Three Months and Year Ended as September 30, 2014 and 2013
and From May 19, 2005 (Inception) to September 30, 2014
(Expressed in U.S. Dollars)

			From May 19, 2005
	For Year Ended	For Year Ended	(Inception) to
	September 30, 2014	September 30, 2013	September 30, 2014

General and Administration Expenses
Consulting and Professional fees	$ 7,393	$ 28,703	$ 177,516
Training Costs	-	-	5,000
Management Fees	-	-	6,000
Office Expense	-	-	250
Rent	-	-	44,000
Depreciation	-	-	17,500
Other	-	-	4,366
Interest	3,136	3,098	21,258
Total Expenses	10,529	31,801	275,890

Net Loss for the period	$ (10,529)	$ (31,801)	$ (275,890)

Net Loss per Common Share	(0.00)	(0.00)
Basic and diluted

Per Share Information
Weighted Average Number of Common Shares Outstanding
Basic and diluted	35,600,000	35,600,000

See accompanying summary of accounting policies and notes to financial statements

F-4

Breezer Ventures Inc.
(A Development Stage Company)
Statements of Cash Flow
For Year ended September 30, 2014 and 2013
and From May 19, 2005 (Inception) to September 30, 2014

			From May 19, 2005
	For Year Ended		(Inception) to
	September 30, 2014	September 30, 2013	September 30, 2014

Cash Flows from Operating Activities
Net Loss for the Period	$ (10,529)	$ (31,801)	$ (275,890)
Adjustments to reconcile net loss to cash used in operating activities
Depreciation	-	-	17,500
Imputed Interest	3,136	3,098	20,012
Shares issued for investment			5,000
Changes in:
Accounts Payable and Accrued Liabilities	(102,961)	(12,065)	2,670
Net Cash Flows Used in Operating Activities	(110,354)	(40,768)	(230,708)

Cash Flows from Investing Activities
Investment in Oil Lease	-	-	(72,094)
Purchase of assets	-	-	(17,500)
Net Cash Flows Used in Investing Activities	-		(89,594)

Cash Flows from Financing Activities
Advances from Related Parties	110,354	40,768	239,852
Issuance of Common Stock	-		80,450
Net Cash Flows Provided from Financing Activities	110,354	40,768	320,302

Net Increase (Decrease) in Cash	-	-	-

Cash and Cash Equivalents, Beginning of Period	-	-	-
Cash and Cash Equivalents, End of Period	$ -	$ -	$ -

Supplementary Information

Taxes Paid	$ -	$ -	$ -
Interest Paid	$ -	$ -	$ -

See accompanying summary of accounting policies and notes to financial statements

F-5

Breezer Ventures Inc.
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)
From May 19, 2005 (Inception) to September 30, 2014

	Common Stock	Common Stock	Additional	Deficit Accumulated During the	Total Stockholder's
	Shares	Amount	Paid In Capital	Development Stage	Equity (Deficit)

Balances - May 18, 2005	-	-	-	-	-

Founder's shares issued	5,000,000	5,000	-	-	5,000
Shares issued for cash	2,650,000	2,650	49,850	-	52,500

Net Loss	-	-	-	(36,871)	(36,871)

Balance, September 30, 2005	7,650,000	7,650	49,850	(36,871)	20,629

Net Loss	-	-	-	(23,688)	(23,688)

Balances - September 30, 2006	7,650,000	7,650	49,850	(60,559)	(3,059)

Imputed interest on shareholder loan			1,055		1,055

Net Loss	-	-	-	(23,267)	(23,267)

Balances - September 30, 2007	7,650,000	7,650	50,905	(83,826)	(25,271)

Imputed interest			1,915		1,915

Net Loss	-	-	-	(31,168)	(31,168)

Balances - September 30, 2008	7,650,000	7,650	52,820	(114,994)	(54,524)

Issuance of stock dividend	22,950,000	22,950		(22,950)
Imputed interest			1,438		1,438

Net Loss	-	-	-	(13,664)	(13,664)

Balances - September 30, 2009	30,600,000	30,600	54,258	(151,608)	(66,750)

Imputed interest			3,136		3,136

Net Loss				(12,273)	(12,273)

Balances-September 30, 2010	30,600,000	30,600	57,394	(163,881)	(75,887)

Investment into oil lease	5,000,000	5,000			5,000

Imputed interest			3,136		3,136

Net Loss				(36,520)	(36,520)

Balances-September 30, 2011	35,600,000	35,600	60,530	(200,401)	(104,271)

Imputed interest on shareholder loan			3,098		3,098

Net Loss				(33,159)	(33,159)

Balances-September 30, 2012	35,600,000	35,600	63,628	(233,560)	(134,332)

Imputed interest			3,098		3,098

Net Loss				(31,801)	(31,801)

Balances-September 30, 2013	35,600,000	35,600	66,726	(265,361)	(163,035)

Imputed interest			3,136		3,136

Net Loss				(10,529)	(10,529)

Balances-September 30, 2014	35,600,000	$ 35,600	$ 69,862	$ (275,890)	$ (170,428)

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

The company's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. Since inception, the Company has accumulated losses aggregating to $275,890 and has insufficient working capital to meet operating needs for the next twelve months as of September 30, 2014, all of which raise substantial doubt about the company's ability to continue as a going concern.

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

At September 30, 2014, the investment in the oil lease was recorded at $72,094. This investment is comprised of $5,000 in common stock, a one-time payment of $50,000 plus $17,094 in rehabilitation costs associated with well #6. The total purchase price paid is $55,000.

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

The Company has tax losses, which may be applied against future taxable income.  The potential tax benefits arising from these loss carry forwards expire between 2025 and 2028 and are offset by a valuation allowance due to the uncertainty of profitable operations in the future. The net operating loss carry forward was $275,890 and $265,361 at September 30, 2014 and 2013, respectively.

Note 7	Related Party Transaction

Due to the issuance of 5,000,000 shares to Catalyst Capital Group Inc during the period ended September 30, 2011, Catalyst Capital Group Inc. is considered a related-person as defined in Instruction 1.b.i to item 404(a) of Regulation S-K. As of September 30, 2014, the outstanding balance owed by the Company to Catalyst Capital Group was $201,122 which is unsecured and due on demand with no interest bearing. Catalyst Capital Group has loaned $50,000 to the Company for the acquisition of Oil Lease Agreement (Refer to Note 4) and advanced $151,122 to the Company as working capital.

As of September 30, 2014, the outstanding balance owed by the Company to Mr. Tang Xu, CEO of the Company, was $38,730 for working capital purposes. Imputed interest at 8% in the amount of $3,136 and $3,098 has been included as an increase to additional paid in capital for the period ended September 30, 2014 and 2013, respectively.

Note 8 Subsequent Events

On October 15, 2014, the Company sold their entire interests in the Elma Jackson Oil and Gas Leases for $95,000 pursuant to a buy-out agreement with Firecreek Global, Inc. The offer remained open until November 1, 2014 and was automatically withdrawn.