Form 10-Q
period 2014-12-31
Breezer Ventures Inc.
filed 2015-02-23
CIK 1337182

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-Q

x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

o TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number: 333-129229

Breezer Ventures Inc.

(Exact Name of Registrant as Specified in its Charter)

Nevada

(State or other jurisdiction of incorporation or organization)

N/A

(I.R.S. Employer Identification No.)

ROOM 1707, 17TH FLOOR, CTS CENTER 219 ZHONG SHAW WU ROAD

GUANGZHOU, F4 510030

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

As of February 20, 2014, the Issuer had 35,600,000 shares of its Common Stock outstanding.

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

2

--------------------------------------------------------------------------------

PART I FINANCIAL INFORMATION

Breezer Ventures Inc.
(A Development Stage Company)
Balance Sheet
As at December 31, and September 30, 2014
(Expressed in U.S. Dollars)

		December 31, 2014		September 30, 2014
		(Unaudited)		(Audited)

	ASSETS
Current Assets
Cash and Cash Equivalents		$ -		$ -

Total Current Assets		-		-

Investment in Oil Lease		72,094		72,094

TOTAL ASSETS		72,094		72,094

	LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable and Accrued Liabilities		2,670		2,670
Due to Related Parties		244,852		239,852
TOAL CURRENT LIABILITIES		247,522		242,522

Stockholder's Deficit
Preferred Stock, $0.001 par value, 50,000,000 shares authorized, None issued and outstanding
Common Stock, $0.001 par value, 100,000,0000 shares
authorized 35,600,000 issued and outstanding		35,600		35,600
Additional Paid-In Capital		70,646		69,862
(Deficit) accumulated during the development stage		(281,674)		(275,890)

Total Stockholders' Deficit		(175,428)		(170,428)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT		$ 72,094	$	$ 72,094

See accompanying summary of accounting policies and notes to financial statements

Breezer Ventures Inc.
(A Development Stage Company)
Statements of Operation
For Three Months as December 31, 2014 and 2013
and From May 19, 2005 (Inception) to December 31, 2014
(Expressed in U.S. Dollars)
(Unaudited)

			From May 19, 2005
	For Three months Ended	For Three months Ended	(Inception) to
	December 31, 2014	December 31, 2013	December 31, 2014

General and Administration Expenses
Consulting and Professional fees	$ 5,000	$ 850	$ 182,516
Training Costs	-	-	5,000
Management Fees	-	-	6,000
Office Expense	-	-	250
Rent	-	-	44,000
Depreciation	-	-	17,500
Other	-	-	4,366
Interest	784	784	22,042
Total Expenses	5,784	1,634	281,674

Net Loss for the period	$ (5,784)	$ (1,634)	$ (281,674)

Net Loss per Common Share	(0.00)	(0.00)
Basic and diluted

Per Share Information
Weighted Average Number of Common Shares Outstanding
Basic and diluted	35,600,000	35,600,000

See accompanying summary of accounting policies and notes to financial statements

Breezer Ventures Inc.
(A Development Stage Company)
Statements of Cash Flow
For Three Months ended December 31, 2014 and 2013
and From May 19, 2005 (Inception) to December 31, 2014
(Unaudited)

			From May 19, 2005
	For Three Months Ended		(Inception) to
	December 31, 2014	December 31, 2013	December 31, 2014

Cash Flows from Operating Activities
Net Loss for the Period	$ (5,784)	$ (1,634)	$ (281,674)
Adjustments to reconcile net loss to cash used in operating activities
Depreciation	-	-	17,500
Changes in:
Accounts Payable and Accrued Liab.		850	2,670
Net Cash Flows Used in Operating Activities	(5,784)	(784)	(261,504)

Cash Flows from Investing Activities
Investment in Oil Lease	-	-	(72,094)
Purchase of assets	-	-	(17,500)
Net Cash Flows Used in Investing Activities	-		(89,594)

Cash Flows from Financing Activities
Advances from Related Parties	5,000		244,852
Additional Paid-In Capital	784	784	70,646
Issuance of Common Stock	-		35,600
Net Cash Flows Provided from Financing Activities	5,784	784	351,098

Net Increase (Decrease) in Cash	-	-	-

Cash and Cash Equivalents, Beginning of Period	-	-	-
Cash and Cash Equivalents, End of Period	$ -	$ -	$ -

Supplementary Information

Taxes Paid	$ -	$ -	$ -
Interest Paid	$ -	$ -	$ -

See accompanying summary of accounting policies and notes to financial statements

NOTES TO FINANCIAL STATEMENTS

December 31, 2014

Note	1 Incorporation and Operating Activities

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of December 31, 2014 and 2013, there were no cash equivalents.

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

The Company reviews the carrying values of its oil lease rights whenever events or changes in circumstances indicate that their carrying values may exceed their estimated net recoverable amounts. An impairment loss is recognized when the carrying value of those assets is not recoverable and exceeds its fair value. As of December 31, 2014, management has determined that there is no impairment in value for the purchase of the oil lease right purchased in April 2011.

At such time as commercial production may commence, depletion of each oil lease will be provided on a unit-of-production basis using estimated proven and probable recoverable reserves as the depletion base. In cases where there are no proven or probable reserves, depletion will be provided on the straight-line basis over the expected economic life of the oil lease.

The Company had no operating properties at December 31, 2014, but the Company’s oil leases will be subject to standards for oil lease reclamation that is established by various governmental agencies. For these non-operating leases, the Company accrues costs associated with environmental remediation obligations when it is probable that such costs will be incurred and they are reasonably estimable. Costs of future expenditures for environmental remediation are not discounted to their present value. Such costs are based on management's current estimate of amounts that are expected to be incurred when the remediation work is performed within current laws and regulations.

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

The Company's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. Since inception, the Company has accumulated losses aggregating to $281,674 and has insufficient working capital to meet operating needs for the next twelve months as of December 31, 2014, all of which raise substantial doubt about the company's ability to continue as a going concern.

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

The Company has tax losses, which may be applied against future taxable income.  The potential tax benefits arising from these loss carry forwards expire between 2025 and 2028 and are offset by a valuation allowance due to the uncertainty of profitable operations in the future. The net operating loss carry forward was $281,674 at December 31, 2014.

F-10

Note	7 Related Party Transaction

Due to the issuance of 5,000,000 shares to Catalyst Capital Group Inc during the period ended September 30, 2011, Catalyst Capital Group Inc is considered a related-person as defined in Instruction 1.b.i to item 404(a) of Regulation S-K (Refer to Note 4). As of December 31, 2014, the outstanding balance owed by the Company to Catalyst Capital Group was $206,122 which is unsecured and due on demand with no interest bearing. Catalyst Capital Group has loaned $50,000 to the Company for the acquisition of Oil Lease Agreement and advanced $ 156,122 to the Company as working capital.

As of December 31, 2014, Mr. Tang Xu, sole director of the Company has advanced various amounts to the Company for working capital purposes, the outstanding balance owed by the Company was $ 38,730.

Imputed interest at 8% in the amount of $784 and $784 has been included as an increase to additional paid in capital for the three months ended December 31, 2014 and 2013, respectively.

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

The Company incurred general and administration expenses of $5,784 for the three months ended December 31, 2014. For the three months ended December 31, 2013, the Company experienced general and administration expenses of $1,634.

Since the Company's inception, the Company has incurred total general and administration expenses of $281,674. The majority of the expenses incurred by the Company have been related to the Company's offices and expenses related to maintaining the Company's status as a publicly reporting company, including legal, accounting and filing fees.

For the three months ended December 31, 2014, the Company experienced a net loss of $5,784.

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

During the three months period ended December 31, 2014, the Company satisfied its working capital needs from loans from its Director. As of December 31, 2014, the Company has cash on hand in the amount of $0. Management does not expect that the current level of cash on hand will be sufficient to fund our operation for the next twelve month period. We may also be able to obtain more future loans from our shareholders, but there are no agreements or understandings in place currently.

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

Off Balance Sheet Arrangements

As of December 31, 2014 we did not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Date: February 20, 2015

10