Form 10-Q
period 2015-06-30
Breezer Ventures Inc.
filed 2015-08-17
CIK 1337182

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-Q

x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of August 14, 2015, the Issuer had 35,600,000 shares of its Common Stock outstanding.

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

2

--------------------------------------------------------------------------------

PART I FINANCIAL INFORMATION

Breezer Ventures Inc.
Balance Sheet
As at June 30, 2015, and September 30, 2014
(Expressed in U.S. Dollars)

		June 30, 2015	September 30, 2014
		(Unaudited)	(Audited)

	ASSETS
Current Assets
Cash and Cash Equivalents		$ -	$ -

Total Current Assets		$ -	-

Investment in Oil Lease		72,094	72,094

TOTAL ASSETS		$ 72,094	72,094

	LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable and Accrued Liabilities		$945	2,670
Due to Related Parties		$247,377	239,852
TOAL CURRENT LIABILITIES		$248,322	242,522

Stockholder's Deficit
Preferred Stock, $0.001 par value, 50,000,000 shares authorized, None issued and outstanding
Common Stock, $0.001 par value, 100,000,0000 shares
authorized 35,600,000 issued and outstanding		$35,600	35,600
Additional Paid-In Capital		$72,214	69,862
(Deficit) accumulated during the development stage		($284,042)	(275,890)

Total Stockholders' Deficit		($176,228)	(170,428)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT		$ 72,094	$ 72,094

See accompanying summary of accounting policies and notes to financial statements.

Breezer Ventures Inc.
Statements of Operation
For Nine Months ended June 30, 2015 and 2014
(Expressed in U.S. Dollars)
(Unaudited)

	For Three months Ended		For Nine months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014

General and Administration Expenses
Consulting and Professional fees	$ 375	$ 1,075	$ 5,800	$ 21,703
Training Costs			-
Management Fees			-
Office Expense			-
Rent			-
Depreciation			-
Other			-
Interest	784	784	2,352	2,314
Total Expenses	1,159	1,859	8,152	24,017

Net Loss for the period	$ (1,159)	$ (1,859)	$ (8,152)	$ (24,017)

Net Loss per Common Share
Basic and diluted	0.0	0.0	0.0	0.0

Per Share Information
Weighted Average Number of Common Shares Outstanding
Basic and diluted	35,600,000	35,600,000	35,600,000	35,600,000

See accompanying summary of accounting policies and notes to financial statements

Breezer Ventures Inc.
Statements of Cash Flow
For Nine Months ended 2015 and 2014
(Unaudited)

	For Nine Months Ended
	June 30, 2015	June 30, 2014

Cash Flows from Operating Activities
Net Loss for the Period	$ (8,152)	$ (5,827)
Adjustments to reconcile net loss to cash used in operating activities
Depreciation	-	-
Imputed Interest	-	2,352
Shares issued for investment	-	-
Changes in:
Accounts Payable and Accrued Liab.	(1,725)	1,875
Advances from Related Parties	7,525	-
Net Cash Flows Used in Operating Activities	(2,352)	(1,600)

Cash Flows from Investing Activities
Investment in Oil Lease	-	-
Purchase of assets	-	-
Net Cash Flows Used in Investing Activities

Cash Flows from Financing Activities
Additional Paid-In Capital	2,352	1,600
Issuance of Common Stock	-	-
Net Cash Flows Provided from Financing Activities	2,352	1,600

Net Increase (Decrease) in Cash	-	-

Cash and Cash Equivalents, Beginning of Period	-	-
Cash and Cash Equivalents, End of Period	$ -	$ -

See accompanying summary of accounting policies and notes to financial statements

NOTES TO FINANCIAL STATEMENTS

June 30, 2015

Note	1 Incorporation and Operating Activities

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

The Company's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. Since inception, the Company has accumulated losses aggregating to $284,042 and has insufficient working capital to meet operating needs for the next twelve months as of June 30, 2015, all of which raise substantial doubt about the company's ability to continue as a going concern.

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

The Company has tax losses, which may be applied against future taxable income.  The potential tax benefits arising from these loss carry forwards expire between 2025 and 2028 and are offset by a valuation allowance due to the uncertainty of profitable operations in the future. The net operating loss carry forward was $284,042 at June 30, 2015.

Note	7 Related Party Transaction

Due to the issuance of 5,000,000 shares to Catalyst Capital Group Inc during the period ended September 30, 2011, Catalyst Capital Group Inc is considered a related-person as defined in Instruction 1.b.i to item 404(a) of Regulation S-K (Refer to Note 4). As of June 30, 2015, the outstanding balance owed by the Company to Catalyst Capital Group was $208,647 which is unsecured and due on demand with no interest bearing. Catalyst Capital Group has loaned $50,000 to the Company for the acquisition of Oil Lease Agreement and advanced $ 158,647 to the Company as working capital.

As of June 30, 2015, Mr. Tang Xu, sole director of the Company has advanced various amounts to the Company for working capital purposes, the outstanding balance owed by the Company was $ 38,730.

Imputed interest at 8% in the amount of $784 and $784 has been included as an increase to additional paid in capital for the nine months ended June 30, 2015 and 2014, respectively.

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

We are in the process of exploring various oil and gas opportunities to expand our initial lease acquisition.

Revenues and Expenses

The Company has not generated any revenues since its inception.

The Company incurred general and administration expenses of $1,159 for the three months ended June 30, 2015. For the three months ended June 30, 2014, the Company experienced general and administration expenses of $1,859.

Since the Company's inception, the Company has incurred total general and administration expenses of $284,042. The majority of the expenses incurred by the Company have been related to the Company's offices and expenses related to maintaining the Company's status as a publicly reporting company, including legal, accounting and filing fees.

For the nine months ended June 30, 2015, the Company experienced a net loss of $8,152.

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

During the three months period ended June 30, 2015, the Company satisfied its working capital needs from loans from its Director. As of June 30, 2015, the Company has cash on hand in the amount of $0. Management does not expect that the current level of cash on hand will be sufficient to fund our operation for the next twelve month period. We may also be able to obtain more future loans from our shareholders, but there are no agreements or understandings in place currently.

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

Off Balance Sheet Arrangements

As of June 30, 2015 we did not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Changes in Internal Control over Financial Reporting

In addition, our management with the participation of our Principal Executive Officer and Principal Financial Officer have determined that no change in our internal control over financial reporting occurred during or subsequent to the quarter ended June 30, 2015 that has materially affected, or is (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Securities Exchange Act of 1934) reasonably likely to materially affect, our internal control over financial reporting.

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

Date: August 14, 2015