Form 10-Q
period 2015-12-31
Breezer Ventures Inc.
filed 2016-02-16
CIK 1337182

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-Q

x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015

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

As of December 31, 2015, the Issuer had 35,600,000 shares of its Common Stock outstanding.

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

2

--------------------------------------------------------------------------------

PART I FINANCIAL INFORMATION

 F-1

Breezer Ventures Inc.
(A Development Stage Company)
Balance Sheet
As at December 31, and September 30, 2015
(Expressed in U.S. Dollars)

		December 31, 2015		September 30, 2015
		(Unaudited)		(Unaudited)

	ASSETS
Current Assets
Cash and Cash Equivalents		$ -		$ -

Total Current Assets		-		-

Investment in Oil Lease		72,094		72,094

TOTAL ASSETS		72,094		72,094

	LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable and Accrued Liabilities		945		945
Due to Related Parties		247,377		247,377
TOAL CURRENT LIABILITIES		248,322		248,322

Stockholder's Deficit
Preferred Stock, $0.001 par value, 50,000,000 shares authorized, None issued and outstanding
Common Stock, $0.001 par value, 100,000,0000 shares
authorized 35,600,000 issued and outstanding		35,600		35,600
Additional Paid-In Capital		73,782		72,998
(Deficit) accumulated during the development stage		(285,610)		(284,826)

Total Stockholders' Deficit		(176,228)		(176,228)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT		$ 72,094	$	$ 72,094

See accompanying summary of accounting policies and notes to financial statements

F-2

Breezer Ventures Inc.
(A Development Stage Company)
Statements of Operation
For Three Months Ended as December 31, 2015 and 2014
and From May 19, 2005 (Inception) to December 31, 2015
(Expressed in U.S. Dollars)
(Unaudited)

			From May 19, 2005
	For Three months Ended	For Three months Ended	(Inception) to
	December 31, 2015	December 31, 2014	December 31, 2015

General and Administration Expenses
Consulting and Professional fees	$ -	$ 5,000	$ 183,316
Training Costs	-	-	5,000
Management Fees	-	-	6,000
Office Expense	-	-	250
Rent	-	-	44,000
Depreciation	-	-	17,500
Other	-	-	4,366
Interest	784	784	25,178
Total Expenses	784	5,784	285,610

Net Loss for the period	$ (784)	$ (5,784)	$ (285,610)

Net Loss per Common Share	(0.00)	(0.00)
Basic and diluted

Per Share Information
Weighted Average Number of Common Shares Outstanding
Basic and diluted	35,600,000	35,600,000

See accompanying summary of accounting policies and notes to financial statements

F-3

Breezer Ventures Inc.
(A Development Stage Company)
Statements of Cash Flow
For Three Months Ended December 31, 2015 and 2014
and From May 19, 2005 (Inception) to December 31, 2015
(Unaudited)

			From May 19, 2005
	For Three Months Ended		(Inception) to
	December 31, 2015	December 31, 2014	December 31, 2015

Cash Flows from Operating Activities
Net Loss for the Period	$ (784)	$ (5,784)	$ (285,610)
Adjustments to reconcile net loss to cash used in operating activities
Depreciation	-	-	17,500
Changes in:
Accounts Payable and Accrued Liab.			945
Net Cash Flows Used in Operating Activities	(784)	(5,784)	(267,165)

Cash Flows from Investing Activities
Investment in Oil Lease	-	-	(72,094)
Purchase of assets	-	-	(17,500)
Net Cash Flows Used in Investing Activities	-		(89,594)

Cash Flows from Financing Activities
Advances from Related Parties	-	5,000	247,377
Additional Paid-In Capital	784	784	73,782
Issuance of Common Stock	-		35,600
Net Cash Flows Provided from Financing Activities	784	5,784	356,759

Net Increase (Decrease) in Cash	-	-	-

Cash and Cash Equivalents, Beginning of Period	-	-	-
Cash and Cash Equivalents, End of Period	$ -	$ -	$ -

Supplementary Information

Taxes Paid	$ -	$ -	$ -
Interest Paid	$ -	$ -	$ -

See accompanying summary of accounting policies and notes to financial statements

 F-4

NOTES TO FINANCIAL STATEMENTS

December 31, 2015

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of December 31, 2015 and 2014, there were no cash equivalents.

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

The Company reviews the carrying values of its oil lease rights whenever events or changes in circumstances indicate that their carrying values may exceed their estimated net recoverable amounts. An impairment loss is recognized when the carrying value of those assets is not recoverable and exceeds its fair value. As of December 31, 2015, management has determined that there is no impairment in value for the purchase of the oil lease right purchased in April 2011.

At such time as commercial production may commence, depletion of each oil lease will be provided on a unit-of-production basis using estimated proven and probable recoverable reserves as the depletion base. In cases where there are no proven or probable reserves, depletion will be provided on the straight-line basis over the expected economic life of the oil lease.

The Company had no operating properties at December 31, 2015, but the Company’s oil leases will be subject to standards for oil lease reclamation that is established by various governmental agencies. For these non-operating leases, the Company accrues costs associated with environmental remediation obligations when it is probable that such costs will be incurred and they are reasonably estimable. Costs of future expenditures for environmental remediation are not discounted to their present value. Such costs are based on management's current estimate of amounts that are expected to be incurred when the remediation work is performed within current laws and regulations.

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

The company's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. Since inception, the Company has accumulated losses aggregating to $285, 610 and has insufficient working capital to meet operating needs for the next twelve months as of December 31, 2015, all of which raise substantial doubt about the company's ability to continue as a going concern.

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

At December 31, 2015, the investment in the oil lease was recorded at $72,094. This investment is comprised of $5,000 in common stock, a one-time payment of $50,000 plus $17,094 in rehabilitation costs associated with well #6. The total purchase price paid is $55,000.

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

The Company has tax losses, which may be applied against future taxable income.  The potential tax benefits arising from these loss carry forwards expire between 2025 and 2028 and are offset by a valuation allowance due to the uncertainty of profitable operations in the future. The net operating loss carry forward was $285,610 and $284,826 at December 31, 2015 and September 30, 2015 , respectively.

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

As of December 31, 2015, the outstanding balance owed by the Company to Mr. Tang Xu, former CEO of the Company, was $38,730 for working capital purposes. Imputed interest at 8% in the amount of $784 and $784 has been included as an increase to additional paid in capital for the period ended December 31, 2015 and 2014, respectively.

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

The Company incurred general and administration expenses of $785 for the three months ended December 31, 2015. For the three months ended December 31, 2014, the Company experienced general and administration expenses of $5,784.

Since the Company's inception, the Company has incurred total general and administration expenses of $285,610. The majority of the expenses incurred by the Company have been related to the Company's offices and expenses related to maintaining the Company's status as a publicly reporting company, including legal, accounting and filing fees.

For the three months ended December 31, 2015, the Company experienced a net loss of $784.

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

During the three months period ended December 31, 2015, the Company satisfied its working capital needs from loans from its Director. As of December 31, 2015, the Company has cash on hand in the amount of $0. Management does not expect that the current level of cash on hand will be sufficient to fund our operation for the next twelve month period. We may also be able to obtain more future loans from our shareholders, but there are no agreements or understandings in place currently.

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

Off Balance Sheet Arrangements

As of December 31, 2015 we did not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Dated: February 12, 2016