Form 10-Q
period 2016-03-31
Breezer Ventures Inc.
filed 2016-06-03
CIK 1337182

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-Q

x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

o TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number: 333-129229

Fitvia Corp.

(Exact Name of Registrant as Specified in its Charter)

Nevada

(State or other jurisdiction of incorporation or organization)

N/A

(I.R.S. Employer Identification No.)

San Francisco Bay, Torre 200, Apt 25D, Panama City, Panama

(Address of principal executive offices)

507-6551-0230

(Registrant's telephone number, Including Area Code)

Breezer Ventures Inc.

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

As of March 31, 2016, the Issuer had 35,600,000 shares of its Common Stock outstanding.

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

Unless otherwise provided in this Report, references to the "Company," the "Registrant," the "Issuer," "we," "us," and "our" refer to Fitvia Corp.

2

--------------------------------------------------------------------------------

PART I FINANCIAL INFORMATION

 F-1

Fitvia Corp. Formerly Known As Breezer Ventures Inc.
(A Development Stage Company)
Balance Sheet
As at March 31, and September 30, 2015
(Expressed in U.S. Dollars)

		March 31, 2016		September 30, 2015
		(Unaudited)		(Audited)

	ASSETS
Current Assets
Cash and Cash Equivalents		$ -		$ -

Total Current Assets		-		-

Investment in Oil Lease		72,094		72,094

TOTAL ASSETS		72,094		72,094

	LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable and Accrued Liabilities		945		945
Due to Relate Parties		247,377		247,377
TOAL CURRENT LIABILITIES		248,322		248,322

Stockholder's Deficit
Preferred Stock, $0.001 par value, 50,000,000 shares authorized, None issued and outstanding
Common Stock, $0.001 par value, 100,000,0000 shares
authorized 35,600,000 issued and outstanding		35,600		35,600
Additional Paid-In Capital		74,566		72,998
(Deficit) accumulated during the development stage		(286,394)		(284,826)

Total Stockholders' Deficit		(176,228)		(176,228)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT		$ 72,094	$	$ 72,094

See accompanying summary of accounting policies and notes to financial statements

F-2

Fitvia Corp. Formerly Known As Breezer Ventures Inc.
(A Development Stage Company)
Statements of Operation
For Three and Six Months Ended as March 31, 2016 and 2015
and From May 19, 2005 (Inception) to March 31, 2016
(Expressed in U.S. Dollars)
(Unaudited)

					From May 19, 2005
	For Three months Ended	For Three months Ended	For Six Months Ended	For Six Months Ended	(Inception) to
	March 31, 2016	March 31, 2015	March 31, 2016	March 31, 2015	March 31, 2016

General and Administration Expenses
Consulting and Professional fees	$-	$425	$-	$5,425	$183,316
Training Costs	-	-	-	-	5,000
Management Fees	-	-	-	-	6,000
Office Expense	-	-	-	-	250
Rent	-	-	-	-	44,000
Depreciation	-	-	-	-	17,500
Other	-	-	-	-	4,366
Interest	784	784	1,568	1,568	25,962
Total Expenses	784	1,209	1,568	6,993	286,394

Net Loss for the period	$(784)	$(1,209)	$(1,568)	$(6,993)	$(286,394)

Net Loss per Common Share	(0.00)	(0.00)	(0.00)	(0.00)
Basic and diluted

Per Share Information
Weighted Average Number of Common Shares Outstanding
Basic and diluted	35,600,000	35,600,000	35,600,000	35,600,000

See accompanying summary of accounting policies and notes to financial statements

F-3

Fitvia Corp. Formerly Known As Breezer Ventures Inc.
(A Development Stage Company)
Statements of Cash Flow
For Three Months Ended March 31, 2016 and 2015
and From May 19, 2005 (Inception) to March 31, 2016
(Unaudited)

			From May 19, 2005
	For Three Months Ended		(Inception) to
	March 31, 2016	March 31, 2015	March 31, 2016

Cash Flows from Operating Activities
Net Loss for the Period	$ (1,568)	$ (6,993)	$ (286,394)
Adjustments to reconcile net loss to cash used in operating activities
Depreciation	-	-	17,500
Changes in:
Accounts Payable and Accrued Liab.		5,425	945
Net Cash Flows Used in Operating Activities	(1,568)	(1,568)	(267,949)

Cash Flows from Investing Activities
Investment in Oil Lease	-	-	(72,094)
Purchase of assets	-	-	(17,500)
Net Cash Flows Used in Investing Activities	-		(89,594)

Cash Flows from Financing Activities
Advances from Related Parties	-	-	247,377
Additional Paid-In Capital	1,568	1,568	74,566
Issuance of Common Stock	-		35,600
Net Cash Flows Provided from Financing Activities	1,568	1,568	357,543

Net Increase (Decrease) in Cash	-	-	-

Cash and Cash Equivalents, Beginning of Period	-	-	-
Cash and Cash Equivalents, End of Period	$ -	$ -	$ -

Supplementary Information

Taxes Paid	$ -	$ -	$ -
Interest Paid	$ -	$ -	$ -

See accompanying summary of accounting policies and notes to financial statements

 F-4

NOTES TO FINANCIAL STATEMENTS

March 31, 2016

Note 1	Incorporation and Operating Activities

Fitvia Corp. (the “Company” or “Fitvia”) was incorporated on May 18, 2005, under the laws of the State of Nevada, U.S.A. Operations, as a development stage company started on that date. On February 24, 2016, the Company changed its name to Fitvia Corp.

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

Revenue Recognition

Revenue is recognized when it is realized or realizable and earned. Fitvia considers revenue realized or realizable and earned when persuasive evidence of an arrangement exists, services have been provided, and collectability is reasonably assured. The Company has not commenced any operations since inception to generate any revenues.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of March 31, 2016 and 2015, there were no cash equivalents.

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

The Company reviews the carrying values of its oil lease rights whenever events or changes in circumstances indicate that their carrying values may exceed their estimated net recoverable amounts. An impairment loss is recognized when the carrying value of those assets is not recoverable and exceeds its fair value. As of March 31, 2016, management has determined that there is no impairment in value for the purchase of the oil lease right purchased in April 2011.

At such time as commercial production may commence, depletion of each oil lease will be provided on a unit-of-production basis using estimated proven and probable recoverable reserves as the depletion base. In cases where there are no proven or probable reserves, depletion will be provided on the straight-line basis over the expected economic life of the oil lease.

The Company had no operating properties at March 31, 2016, but the Company’s oil leases will be subject to standards for oil lease reclamation that is established by various governmental agencies. For these non-operating leases, the Company accrues costs associated with environmental remediation obligations when it is probable that such costs will be incurred and they are reasonably estimable. Costs of future expenditures for environmental remediation are not discounted to their present value. Such costs are based on management's current estimate of amounts that are expected to be incurred when the remediation work is performed within current laws and regulations.

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

Recent Accounting Pronouncements

Fitvia does not expect the adoption of recently issued accounting pronouncements to have a significant impact on its results of operations, financial position or cash flow.

Note 3	Going Concern

The company's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. Since inception, the Company has accumulated losses aggregating to $286, 394 and has insufficient working capital to meet operating needs for the next twelve months as of March 31, 2016, all of which raise substantial doubt about the company's ability to continue as a going concern.

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

At March 31, 2016, the investment in the oil lease was recorded at $72,094. This investment is comprised of $5,000 in common stock, a one-time payment of $50,000 plus $17,094 in rehabilitation costs associated with well #6. The total purchase price paid is $55,000.

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

The Company has tax losses, which may be applied against future taxable income.  The potential tax benefits arising from these losses carry forwards expire between 2025 and 2028 and are offset by a valuation allowance due to the uncertainty of profitable operations in the future. The net operating loss carry forward was $286,394 and $285,610 at March 31, 2016 and December 31, 2015, respectively.

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

As of March 31, 2016, the outstanding balance owed by the Company to Mr. Tang Xu, former CEO of the Company, was $38,730 for working capital purposes. Imputed interest at 8% in the amount of $784 and $784 has been included as an increase to additional paid in capital for the period ended March 31, 2016 and 2015, respectively.

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

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars. All references to "US$" refer to United States dollars and all references to "common shares" refer to the common shares in our capital stock. As used in this quarterly report, the terms "we", "us", "our", "our company" and Fitvia mean Fitvia Corp., unless otherwise indicated.

Plan of Operations

Fitvia Corp. was incorporated in the state of Nevada on May 18, 2005.

We are in the process of exploring various oil and gas opportunities to expand our initial lease acquisition.

Revenues and Expenses

The Company has not generated any revenues since its inception.

The Company incurred general and administration expenses of $784 for the three months ended March 31, 2016. For the three months ended March 31, 2016, the Company experienced general and administration expenses of $nil and interest of $ 784.

Since the Company's inception, the Company has incurred total general and administration expenses of $286,394. The majority of the expenses incurred by the Company have been related to the Company's offices and expenses related to maintaining the Company's status as a publicly reporting company, including legal, accounting and filing fees.

For the three months ended March 31, 2016, the Company experienced a net loss of $784.

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

During the three months period ended March 31, 2016, the Company satisfied its working capital needs from loans from its Director. As of March 31, 2016, the Company has cash on hand in the amount of $0. Management does not expect that the current level of cash on hand will be sufficient to fund our operation for the next twelve month period. We may also be able to obtain more future loans from our shareholders, but there are no agreements or understandings in place currently.

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

Off Balance Sheet Arrangements

As of March 31, 2016 we did not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

FITVIA CORP.

By: /s/ Ali Hussein El-dirani Khirdahi

Name: Ali Hussein El-dirani Khirdahi

Title: Principal Executive Officer Principal Financial Officer and Principal Accounting Officer

Dated: May 26, 2016