Form 10-Q
period 2016-06-30
Breezer Ventures Inc.
filed 2016-08-22
CIK 1337182

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-Q

x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of June 30, 2016, the Issuer had 35,600,000 shares of its Common Stock outstanding.

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

2

--------------------------------------------------------------------------------

PART I FINANCIAL INFORMATION

 F-1

FITVIA Corp.
Formerly Known as Breezer Ventures Inc.
(A Development Stage Company)
Balance Sheet
As at June 30, 2016 and September 30, 2015
(Expressed in U.S. Dollars)

		June 30, 2016		September 30, 2015
		(Unaudited)		(Audited)

	ASSETS
Current Assets
Cash and Cash Equivalents		$ -		$ -

Total Current Assets		-		-

Investment in Oil Lease		72,094		72,094

TOTAL ASSETS		72,094		72,094

	LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable and Accrued Liabilities		945		945
Due to Related Parties		250,795		247,377
TOAL CURRENT LIABILITIES		251,740		248,322

Stockholder's Deficit
Preferred Stock, $0.001 par value, 50,000,000 shares authorized, None issued and outstanding
Common Stock, $0.001 par value, 100,000,0000 shares
authorized 35,600,000 issued and outstanding		35,600		35,600
Additional Paid-In Capital		75,350		72,998
(Deficit) accumulated during the development stage		(290,596)		(284,826)

Total Stockholders' Deficit		(179,646)		(176,228)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT		$ 72,094	$	$ 72,094

See accompanying summary of accounting policies and notes to financial statements

F-2

FITVIA Corp.
Formerly Known as Breezer Ventures Inc.
(A Development Stage Company)
Statements of Operation
For Three and Nine Months Ended as June 30, 2016 and 2015
and From May 19, 2005 (Inception) to June 30, 2016
(Expressed in U.S. Dollars)
(Unaudited)

					From May 19, 2005
	For The Three months Ended		For The Nine Months Ended		(Inception) to
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015	June 30, 2016

General and Administration Expenses
Consulting and Professional fees	$ 3,418	$ 375	$ 3,418	$ 5,800	$ 186,734
Training Costs	-	-	-	-	5,000
Management Fees	-	-	-	-	6,000
Office Expense	-	-	-	-	250
Rent	-	-	-	-	44,000
Depreciation	-	-	-	-	17,500
Other	-	-	-	-	4,366
Interest	784	784	2,352	2,352	26,746
Total Expenses	4,202	1,159	5,770	8,152	290,596

Net Loss for the period	$ (4,202)	$ (1,159)	$ (5,770)	$ (8,152)	$ (290,596)

Net Loss per Common Share	(0.00)	(0.00)	(0.00)	(0.00)
Basic and diluted

Per Share Information
Weighted Average Number of Common Shares Outstanding
Basic and diluted	35,600,000	35,600,000	35,600,000	35,600,000

See accompanying summary of accounting policies and notes to financial statements

F-3

FITVIA Corp.
Formerly Known as Breezer Ventures Inc.
(A Development Stage Company)
Statements of Cash Flow
For Nine Months Ended June 30, 2016 and 2015
and From May 19, 2005 (Inception) to June 30, 2016
(Unaudited)

			From May 19, 2005
	For Nine Months Ended		(Inception) to
	June 30, 2016	June 30, 2015	June 30, 2016

Cash Flows from Operating Activities
Net Loss for the Period	$ (5,770)	$ (8,152)	$ (290,596)
Adjustments to reconcile net loss to cash used in operating activities
Depreciation	-	-	17,500
Changes in:
Accounts Payable and Accrued Liab.		5,800	945
Net Cash Flows Used in Operating Activities	(5,770)	(2,352)	(272,151)

Cash Flows from Investing Activities
Investment in Oil Lease	-	-	(72,094)
Purchase of assets	-	-	(17,500)
Net Cash Flows Used in Investing Activities	-		(89,594)

Cash Flows from Financing Activities
Advances from Related Parties	3,418		250,795
Additional Paid-In Capital	2,352	2,352	75,350
Issuance of Common Stock	-		35,600
Net Cash Flows Provided from Financing Activities	5,770	2,352	361,745

Net Increase (Decrease) in Cash	-	-	-

Cash and Cash Equivalents, Beginning of Period	-	-	-
Cash and Cash Equivalents, End of Period	$ -	$ -	$ -

Supplementary Information

Taxes Paid	$ -	$ -	$ -
Interest Paid	$ -	$ -	$ -

See accompanying summary of accounting policies and notes to financial statements

 F-4

NOTES TO FINANCIAL STATEMENTS

June 30, 2016

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

At June 30, 2016, the investment in the oil lease was recorded at $72,094. This investment is comprised of $5,000 in common stock, a one-time payment of $50,000 plus $17,094 in rehabilitation costs associated with well #6. The total purchase price paid is $55,000.

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

The Company has tax losses, which may be applied against future taxable income.  The potential tax benefits arising from these losses carry forwards expire between 2025 and 2028 and are offset by a valuation allowance due to the uncertainty of profitable operations in the future. The net operating loss carry forward was $290,596 and $286,394 at June 30, 2016 and March 31, 2016, respectively.

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

As of June 30, 2016, the outstanding balance owed by the Company to Mr. Tang Xu, former CEO of the Company, was $250,795 for working capital purposes. Imputed interest at 8% in the amount of $784 and $784 has been included as an increase to additional paid in capital for the period ended June 30, 2016 and 2015, respectively.

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

The Company incurred general and administration expenses of $4,202 for the three months ended June 30, 2016. For the three months ended June 30, 2016, the Company experienced general and administration expenses of $nil and interest of $4,202.

Since the Company's inception, the Company has incurred total general and administration expenses of $290,596. The majority of the expenses incurred by the Company have been related to the Company's offices and expenses related to maintaining the Company's status as a publicly reporting company, including legal, accounting and filing fees.

For the three months ended June 30, 2016, the Company experienced a net loss of $4,202.

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

During the three-months period ended June 30, 2016, the Company satisfied its working capital needs from loans from its Director. As of June 30, 2016, the Company has cash on hand in the amount of $0. Management does not expect that the current level of cash on hand will be sufficient to fund our operation for the next twelve-month period. We may also be able to obtain more future loans from our shareholders, but there are no agreements or understandings in place currently.

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

Off Balance Sheet Arrangements

As of June 30, 2016 we did not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Dated: August 19, 2016