Form 10-Q
period 2016-12-31
Breezer Ventures Inc.
filed 2017-05-22
CIK 1337182

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-Q

x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016

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

Large Accelerated Filer o

Accelerated Filer o

Non-Accelerated Filer o

Smaller Reporting Company x

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes o No X

As of December 31, 2016, the Issuer had 35,600,000 shares of its Common Stock outstanding.

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

2

--------------------------------------------------------------------------------

PART I FINANCIAL INFORMATION

 F-1

FITVIA Corp.
Formerly Known as Breezer Ventures Inc.
(A Development Stage Company)
Balance Sheet
As at December 31 and September 30, 2016
(Expressed in U.S. Dollars)

		December 31, 2016		September 30, 2016
		(Unaudited)		(Unaudited)

	ASSETS
Current Assets
Cash and Cash Equivalents		$ -		$ -

Total Current Assets		-		-

Investment in Oil Lease		72,094		72,094

TOTAL ASSETS		72,094		72,094

	LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable and Accrued Liabilities		945		945
Due to Related Parties		250,795		250,795
TOAL CURRENT LIABILITIES		251,740		251,740

Stockholder's Deficit
Preferred Stock, $0.001 par value, 50,000,000 shares authorized, None issued and outstanding
Common Stock, $0.001 par value, 100,000,0000 shares
authorized 35,600,000 issued and outstanding		35,600		35,600
Additional Paid-In Capital		75,350		75,350
(Deficit) accumulated during the development stage		(290,596)		(290,596)

Total Stockholders' Deficit		(179,646)		(179,646)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT		$ 72,094	$	$ 72,094

See accompanying summary of accounting policies and notes to financial statements

F-2

FITVIA Corp.
Formerly Known as Breezer Ventures Inc.
(A Development Stage Company)
Statements of Operation
For Three Months Ended as December 31, 2016 and 2015
and From May 19, 2005 (Inception) to December 31, 2016
(Expressed in U.S. Dollars)
(Unaudited)

			From May 19, 2005
	For The Three months Ended		(Inception) to
	December 31, 2016	December 31, 2015	December 31, 2016

General and Administration Expenses
Consulting and Professional fees	$-	$-	$186,734
Training Costs	-	-	5,000
Management Fees	-	-	6,000
Office Expense	-	-	250
Rent	-	-	44,000
Depreciation	-	-	17,500
Other	-	-	4,366
Interest	-	784	26,746
Total Expenses	-	784	290,596

Net Loss for the period	$-	$(784)	$(290,596)

Net Loss per Common Share	-	(0.00)
Basic and diluted

Per Share Information
Weighted Average Number of Common Shares Outstanding
Basic and diluted	35,600,000	35,600,000

See accompanying summary of accounting policies and notes to financial statements

F-3

FITVIA Corp.
Formerly Known as Breezer Ventures Inc.
(A Development Stage Company)
Statements of Cash Flow
For Three Months Ended as December 31, 2016 and 2015
and From May 19, 2005 (Inception) to December 31, 2016
(Unaudited)

			From May 19, 2005
	For The Three months Ended		(Inception) to
	December 31, 2016	December 31, 2015	December 31, 2016

Cash Flows from Operating Activities
Net Loss for the Period	$-	$(784)	$(290,596)
Adjustments to reconcile net loss to cash used in operating activities
Depreciation	-	-	17,500
Changes in:
Accounts Payable and Accrued Liab.		-	945
Net Cash Flows Used in Operating Activities	-	(784)	(272,151)

Cash Flows from Investing Activities
Investment in Oil Lease	-	-	(72,094)
Purchase of assets	-	-	(17,500)
Net Cash Flows Used in Investing Activities	-		(89,594)

Cash Flows from Financing Activities
Advances from Related Parties	-		250,795
Additional Paid-In Capital	-	784	75,350
Issuance of Common Stock	-		35,600
Net Cash Flows Provided from Financing Activities	-	784	361,745

Net Increase (Decrease) in Cash	-	-	-

Cash and Cash Equivalents, Beginning of Period	-	-	-
Cash and Cash Equivalents, End of Period	$-	$-	$-

Supplementary Information

Taxes Paid	$-	$-	$-
Interest Paid	$-	$-	$-

See accompanying summary of accounting policies and notes to financial statements

F-4

NOTES TO FINANCIAL STATEMENTS

December 31, 2016

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of December 31, 2016 and September 30, 2016 there were no cash equivalents.

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

The Company reviews the carrying values of its oil lease rights whenever events or changes in circumstances indicate that their carrying values may exceed their estimated net recoverable amounts. An impairment loss is recognized when the carrying value of those assets is not recoverable and exceeds its fair value. As of December 31, 2016, management has determined that there is no impairment in value for the purchase of the oil lease right purchased in April 2011.

At such time as commercial production may commence, depletion of each oil lease will be provided on a unit-of-production basis using estimated proven and probable recoverable reserves as the depletion base. In cases where there are no proven or probable reserves, depletion will be provided on the straight-line basis over the expected economic life of the oil lease.

The Company had no operating properties at December 31, 2016, but the Company’s oil leases will be subject to standards for oil lease reclamation that is established by various governmental agencies. For these non-operating leases, the Company accrues costs associated with environmental remediation obligations when it is probable that such costs will be incurred and they are reasonably estimable. Costs of future expenditures for environmental remediation are not discounted to their present value. Such costs are based on management's current estimate of amounts that are expected to be incurred when the remediation work is performed within current laws and regulations.

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

The company's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. Since inception, the Company has accumulated losses aggregating to $72,094 and has insufficient working capital to meet operating needs for the next twelve months as of December 31, 2016, all of which raise substantial doubt about the company's ability to continue as a going concern.

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

The Company has tax losses, which may be applied against future taxable income.  The potential tax benefits arising from these losses carry forwards expire between 2025 and 2028 and are offset by a valuation allowance due to the uncertainty of profitable operations in the future. The net operating loss carry forward was $290,596 at December 31, 2016.

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

As of December 31, 2016, the outstanding balance owed by the Company to Mr. Tang Xu, former CEO of the Company, was $250,795 for working capital purposes.

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

For the three months ended December 31, 2016, the Company experienced a net loss of $0.

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

During the three-months period ended June 30, 2016, the Company satisfied its working capital needs from loans from its Director. As of December 31, 2016, the Company has cash on hand in the amount of $0. Management does not expect that the current level of cash on hand will be sufficient to fund our operation for the next twelve-month period. We may also be able to obtain more future loans from our shareholders, but there are no agreements or understandings in place currently.

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

Off Balance Sheet Arrangements

As of December 31, 2016 we did not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Changes in Internal Control over Financial Reporting

In addition, our management with the participation of our Principal Executive Officer and Principal Financial Officer have determined that no change in our internal control over financial reporting occurred during or subsequent to the quarter ended December 31, 2016 that has materially affected, or is (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Securities Exchange Act of 1934) reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: May 18, 2017